Form 10-K405
period 1998-12-31
GOLDEN SKY SYSTEMS INC
filed 1999-03-30
CIK 1070669

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from _______to ______.

                        Commission file number 333-64367

                            GOLDEN SKY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    43-1749060
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

    605 W. 47TH STREET, SUITE 300
           KANSAS CITY, MO                                64112
(Address of principal executive offices)                (Zip code)

       Registrant's telephone number, including area code, (816) 753-5544

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No _X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

As of March 30, 1999, the Registrant's outstanding common stock consisted of 1,000 shares of Common Stock. The Registrant is a wholly-owned subsidiary of Golden Sky DBS, Inc., which is a wholly-owned subsidiary of Golden Sky Holdings, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 30, 1999 was $0.

                               TABLE OF CONTENTS

                                                PART I

 Item 1.     Business.........................................................................        1
 Item 2.     Properties.......................................................................       14
 Item 3.     Legal Proceedings................................................................       14
 Item 4.     Submission of Matters to a Vote of Security Holders..............................       14

                                                PART II

 Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters............       15
 Item 6.     Selected Financial Data..........................................................       15
 Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................       17
 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................       25
 Item 8.     Financial Statements and Supplementary Data......................................       25
 Item 9.     Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................................       25

                                                PART III

 Item 10.    Directors and Executive Officers of the Registrant...............................       26
 Item 11.    Executive Compensation...........................................................       28
 Item 12.    Security Ownership of Certain Beneficial Owners and Management...................       31
 Item 13.    Certain Relationships and Related Transactions...................................       34

                                                PART IV

 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................       37


                        SOURCES OF MATERIAL INFORMATION

     THIS REPORT CONTAINS INFORMATION OBTAINED FROM SOURCES OTHER THAN THE COMPANY CONCERNING, AMONG OTHER THINGS, THE COMPANY'S INDUSTRY AND MARKETS, THE COMPANY'S PRINCIPAL DIRECT AND INDIRECT SUPPLIERS OF SERVICES, DIRECTV, INC. ("DIRECTV"), THE NRTC (AS DEFINED HEREIN), THE RURAL DIRECTV MARKETS (AS DEFINED HEREIN), AND THE NRTC'S RELATIONSHIP (CONTRACTUAL AND OTHERWISE) WITH DIRECTV. SUCH INFORMATION IS MATERIAL TO UNDERSTANDING THE COMPANY'S BUSINESS AND PROSPECTS. SPECIFICALLY, WHILE THE COMPANY'S SOLE BUSINESS IS THE OFFERING OF DIRECTV SERVICES, THE COMPANY HAS NO DIRECT CONTRACTUAL RELATIONSHIP WITH DIRECTV RELATING TO ITS PRINCIPAL MARKETS AND OBTAINS THOSE SERVICES THROUGH THE NRTC. THE NRTC RECEIVES DIRECTV SERVICES PURSUANT TO ARRANGEMENTS WITH DIRECTV THE TERMS OF WHICH HAVE BEEN KEPT CONFIDENTIAL BY THE NRTC. THE COMPANY RELIES UPON THE NRTC TO HAVE ACCURATELY REPRESENTED THE SCOPE AND TERM OF ITS ARRANGEMENTS WITH HUGHES (AS DEFINED HEREIN) AND DIRECTV. UNDER THE COMPANY'S ARRANGEMENTS WITH THE NRTC, THE NRTC PROVIDES SUBSTANTIAL SERVICES TO THE COMPANY, INCLUDING BILLING AND CUSTOMER AUTHORIZATION, AND THE COMPANY RELIES UPON THE NRTC TO PROVIDE IT WITH ACCURATE AND COMPLETE INFORMATION CONCERNING THE COMPANY'S CUSTOMERS. INFORMATION CONCERNING THE NRTC AND ITS ARRANGEMENTS WITH DIRECTV IS BASED UPON INFORMATION THAT HAS BEEN MADE AVAILABLE TO THE COMPANY BY THE NRTC OR IS OTHERWISE PUBLICLY AVAILABLE. EXCEPT WHERE OTHERWISE INDICATED, INFORMATION REGARDING NUMBERS OF HOUSEHOLDS AND/OR SUBSCRIBERS IN RURAL DIRECTV MARKETS IS BASED UPON INFORMATION COMPILED BY CLARITAS, INC., WHICH THE COMPANY HAS SUPPLEMENTED WHERE NECESSARY WITH INFORMATION COMPILED BY THE U.S. POSTAL SERVICE. OTHER INDUSTRY-RELATED INFORMATION HAS BEEN DERIVED FROM SKY REPORT AND DBS DIGEST. WHILE THE COMPANY BELIEVES THESE AND OTHER THIRD-PARTY SOURCES OF INFORMATION TO BE RELIABLE, IT HAS NOT INDEPENDENTLY VERIFIED SUCH INFORMATION AND IS NOT IN A POSITION TO DO SO. SEE "RISK FACTORS-- RISKS RELATED TO RELATIONSHIP WITH NRTC."

     The following trademarks owned by third parties are used in this Report:
DIRECTV(R), USSB(R), Total Choice(R), NFL SUNDAY TICKET(TM), NHL(R) CENTER ICE(R) and DirecPC(R).

                                     PART I


ITEM 1. BUSINESS

     This report contains forward-looking statements involving known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: a decrease in subscriber growth; an increase in subscriber acquisition costs and subscriber equipment subsidies; an unexpected equipment shortage; impediments to the retransmission of distant broadcast network signals; an unexpected business interruption due to the failure of external third-parties to remediate Year 2000 issues; an increase in competition from cable, other direct broadcast satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. All statements herein other than statements of historical fact, including, without limitation, the statements under "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources," and "Business" regarding the Company's profitability, financial position, liquidity and capital requirements are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurances that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed in this report. All written forward-looking statements by or attributable to the Company or persons acting on its behalf contained in this report are expressly qualified in their entirety by the Cautionary Statements.

     As used herein, unless the context requires otherwise, the term "Company" includes Golden Sky Systems, Inc. and its consolidated subsidiaries. The term "NRTC" refers to the National Rural Telecommunications Cooperative, an organization whose members are engaged in the distribution of telecommunications and other services in rural America. The term "Rural DIRECTV Markets" means those areas in the United States in which the NRTC and certain of its members and affiliates (including the Company) have the exclusive right to provide DIRECTV services to residential customers.

GENERAL

     The Company is the second largest independent provider of programming by DIRECTV, the leading direct-broadcast satellite ("DBS") company serving the continental United States. The Company markets and provides the programming services of DIRECTV ("DIRECTV Programming") on an exclusive basis to residential customers in certain Rural DIRECTV Markets and on a non-exclusive basis to residents of multiple-dwelling units ("MDUs") and commercial customers. The Company has obtained the exclusive right to provide DIRECTV Programming to homes in its Rural DIRECTV Markets under agreements between the Company and the NRTC. The NRTC and its DBS members and affiliates (including the Company) provide DIRECTV Programming in Rural DIRECTV Markets pursuant to an agreement between the NRTC and Hughes Communications Galaxy, Inc. ("Hughes"), DIRECTV's predecessor-in-interest. The Company estimates that the Rural DIRECTV Markets comprise approximately 9.0 million households or approximately 9% of total U.S. television households, but account for approximately 1.0 million, or approximately 22%, of total DIRECTV customers.

     Since its formation by management in June 1996 through January 31, 1999, the Company has:

o acquired 50 Rural DIRECTV Markets in 23 states with approximately 1.8 million households and 129,800 subscribers at the dates of acquisition;

o increased its subscriber base in these markets by approximately 83.3% in the aggregate, to approximately 238,000, achieving a subscriber penetration rate of approximately 13.5% through aggressive marketing and a local, service-driven approach to the customer; and

o commenced marketing and distributing DIRECTV Programming to approximately 4,600 commercial and MDU customers in five cities near its Rural DIRECTV Markets, with rights to provide such services on a non-exclusive basis nationwide.

     To date, the Company, together with its parent company, Golden Sky DBS, Inc., a Delaware corporation ("Golden Sky DBS"), and the parent company of Golden Sky DBS, Golden Sky Holdings, Inc., a Delaware corporation ("Holdings"), has raised an aggregate $87.4 million of equity capital in financings led by investment funds affiliated with Burr, Egan, Deleage & Co./Alta Communications, Spectrum Equity Investors, L.P., BancBoston Ventures Inc., Norwest Equity Partners and HarbourVest Partners LLC., including an aggregate $2.5 million investment by management. The Company has also secured $150.0 million of senior bank financing and $195.0 million gross proceeds from an offering (the "12 3/8% Notes Offering") of 12 3/8% Senior Subordinated Notes due 2006 of the Company (the "12 3/8% Notes") and approximately $100.0 million gross proceeds from an offering (the "13 1/2% Notes Offering") of 13 1/2% Senior Discount Notes due 2007 of Golden Sky DBS (the "13 1/2% Notes"). See "Management's Discussion of Results of Operations and Financial Condition -- Liquidity and Capital Resources" and "Certain Relationships and Related Transactions."

     Since inception, the Company's recurring revenue has increased rapidly due to internal subscriber growth and a low average annual churn rate (approximately 9% for the twelve months ended December 31, 1998). The Company's net internal subscriber growth in its Rural DIRECTV Markets during 1998 totaled approximately 80,300. This represented approximately 6.9% of DIRECTV's net new subscribers nationwide for the period, although total households in the Company's Rural DIRECTV Markets approximated just 1.5% of all television households in the continental United States. Although the Company incurs substantial costs to add subscribers, it has relatively low recurring costs to service them. The Company believes these factors provide an opportunity to increase operating leverage and provide strong growth in EBITDA. The Company had EBITDA of negative $5.4 million and negative $20.0 million for the years ended December 31, 1997 and 1998, respectively.

     The Company believes that its exclusive right to provide DIRECTV Programming in its Rural DIRECTV Markets is attractive for the following reasons:

o DIRECTV Programming. The Company believes that marketing DIRECTV, the country's leading DBS provider, gives it a competitive advantage over providers of other subscription television services. DIRECTV offers more channels than competing services at a comparable price, including a wide variety of programming, exclusive sports packages (such as NFL SUNDAY TICKET) and a large selection of pay-per-view movies and events. The Company capitalizes on the recognition of DIRECTV's brand name and on DIRECTV's programming advantages to broaden the Company's subscriber base in its Rural DIRECTV Markets. DIRECTV currently has over 50% of all DBS subscribers nationwide.

o Limited Competition in Rural Markets. Competition from cable television providers in Rural DIRECTV Markets is often limited. Many households in rural markets are not passed by traditional cable systems or are served by analog systems with a small channel capacity (i.e., less than 40 channels) and poor quality signal relative to DBS service. Given the relatively low housing density in these markets, the build-out of new systems or upgrade of existing systems may not be cost-effective. Other entertainment options, such as theaters, movies and sporting events, may also be limited. The Company believes that this market environment contributes to a subscriber penetration rate within the Rural DIRECTV Markets that is currently nearly three times the penetration rate for DIRECTV in other U.S. markets.

o National Marketing, Distribution and Manufacturing Support. DIRECTV supports local providers, such as the Company, with a national marketing campaign, including television and print advertising, and through alliances with strategic partners such as Bell Atlantic and GTE. DIRECTV also supports its local providers with an extensive retail distribution network, offering more channels of distribution and more retail distribution points than competing services. Three major consumer electronics manufacturers currently compete to provide customers with DBS equipment. Management believes that competition among DBS equipment providers results in greater availability, continued product innovation and lower equipment costs compared to single-source DBS equipment required for some competing services.

o Consolidation Opportunity. Ownership of Rural DIRECTV Markets has historically been fragmented, creating an opportunity for the Company to grow through acquisitions, rationalize operations and create operating leverage. Because most of the operators from whom the Company has acquired or may acquire Rural DIRECTV Markets have not engaged in significant marketing efforts, the Company believes it has the potential to increase subscriber penetration significantly following such acquisitions.

Pursuant to its agreements with the NRTC, the Company has the exclusive right to provide DIRECTV Programming in its Rural DIRECTV Markets, and receives the monthly service revenue from all DIRECTV subscribers in such markets regardless of the subscribers' original point of purchase.

     In addition to its business in Rural DIRECTV Markets under agreements with the NRTC, the Company has developed other business relationships with DIRECTV and its affiliated companies. For example, the Company was chosen in January 1998 by DIRECTV to market and provide DIRECTV Programming nationally to residents of MDUs and commercial establishments as a Master System Operator. In February 1998, the Company began marketing and providing DIRECTV Programming to residents of MDUs and commercial establishments in five major metropolitan areas near its rural territories. The Company intends to focus its MDU and commercial activities on high-growth urban areas near its Rural DIRECTV Markets to create a larger universe of potential subscribers while maintaining its fixed cost base.

STRATEGY

     The Company intends to leverage its competitive strengths by pursuing the following strategies:

     o Emphasize Direct Sales and Local Customer Service. The Company believes a commitment to a strong local presence generates rapid subscriber growth, higher customer satisfaction and lower churn, and ultimately greater revenue and EBITDA. The Company has created a highly decentralized operating structure that permits managers to respond quickly and flexibly to local needs. Management believes that local presence differentiates the Company from other major DIRECTV and DBS providers and is a key element in the Company's strategy for attracting and retaining subscribers. Since inception, the Company has opened 63 offices in its Rural DIRECTV Markets. The Company provides sales, installation and customer service directly through these offices and in conjunction with more than 350 local dealers. The Company believes that focused local marketing significantly enhances the existing national marketing efforts of DIRECTV and its national distribution partners, and that local customer service increases customer satisfaction and is a major contributor to the Company's low churn rate. The Company complements its local presence from its headquarters in Kansas City, Missouri with centralized sales, marketing, operational and administrative support, including overflow and after-hours customer support from a national call center that operates 24 hours a day, seven days a week.

     o Acquire Additional Rural DIRECTV Markets. The Company is aggressively pursuing the acquisition of additional Rural DIRECTV Markets held by original NRTC licensees, a majority of which are owned by rural electric and television cooperatives for whom offering DIRECTV Programming is an ancillary business. The Company is continually evaluating acquisition prospects and expects to continue to enter into acquisition agreements and complete acquisitions of additional Rural DIRECTV Markets consistent with its growth strategy. The Company is one of two companies actively consolidating Rural DIRECTV Markets. The Company estimates that approximately 100 Rural DIRECTV Markets, comprised of approximately 2.0 million households, are still owned by original NRTC members.

     o Develop Related Business Opportunities. The Company plans to leverage its local sales and support infrastructure by expanding its base of potential customers and product offerings. The Company has commenced marketing to MDUs and commercial establishments in five cities near its Rural DIRECTV Markets, including Dallas/Ft. Worth, Texas; Denver, Colorado; Ft. Myers, Florida; Kansas City, Missouri; and Las Vegas, Nevada. As of January 31, 1999, the Company had access to approximately 32,000 MDUs via "right of entry" agreements, with approximately 4,400 active subscribers. In addition, the Company is evaluating other telecommunications products and services that could be offered to customers using the

     Company's existing marketing and distribution infrastructure. In May 1998, the Company commenced test marketing of DirecPC, a satellite-based Internet access service provided by a corporate affiliate of Hughes.

SALES AND DISTRIBUTION

     The Company offers DIRECTV Programming to consumer and business segments in its Rural DIRECTV Markets through two separate but complementary sales and distribution channels.

Direct Sales Force

     The Company has established direct sales forces in all but one of its Rural DIRECTV Markets, and has Company-owned full service retail stores located in substantially all its Rural DIRECTV Markets. The Company currently has approximately 250 direct salespeople and supports its direct sales staff and its local offices with an advertising campaign that the Company believes is both creative and consistent. The Company also seeks to develop close relationships with independent dealers of DBS equipment and provides marketing, subscriber authorization, installation and customer service support to enhance subscriber additions from such dealers. Wherever possible, the Company's arrangements with dealers are exclusive. In connection with the sale of a DBS unit and a subscription to DIRECTV Programming offered by the Company, a dealer retains the proceeds from the sale of the equipment and earns a one-time commission paid by the Company. The Company retains the ongoing monthly subscription revenue from the subscriber. For certain equipment sold through the indirect dealer network, the Company provides a subsidy, thus lowering the price of the equipment for the consumer. The Company believes that it can increase penetration more rapidly through its direct sales approach instead of relying, as some DTH providers have, upon the consumer to take the initiative to purchase the product and services.

Other Distribution Channels

     In addition to the Company's direct sales force, the Company utilizes other distribution channels to offer DIRECTV Programming to potential subscribers in the Company's Rural DIRECTV Markets by (i) national retailers selected by DIRECTV, (ii) consumer electronics dealers authorized by DIRECTV to sell DIRECTV Programming and (iii) satellite dealers and consumer electronics dealers authorized by five regional sales management agents selected by DIRECTV. Similar to the Company's indirect dealer network, the Company pays a one-time commission to these distribution channels for the sale of DIRECTV Programming to a subscriber located in the Company's Rural DIRECTV Markets and the Company receives all monthly programming revenue associated therewith, regardless of what outlet originally sold DIRECTV Programming to the subscriber.

MARKETING

     Management believes that direct broadcast satellite services can compete favorably with medium and low power direct-to-home ("DTH"), cable and other subscription television services on the basis of superior signal quality, channel capacity, programming choice and price. The Company complements the extensive existing marketing effort of DIRECTV and its other national distribution partners through focused local marketing and sales, including local print and radio advertising to promote general market acceptance of DIRECTV Programming. The Company believes that, to date, there has been no significant local presence to drive such local marketing and sales efforts.

     The Company also implements support-advertising programs for its indirect distribution channels. The Company's marketing efforts emphasize the value of premium subscription plan offerings in order to maximize revenue per customer. Specific promotions, such as offering new subscribers an initial month's service at no charge, have been implemented to motivate customers to purchase such plans, and the Company has incentive-based sales compensation for both the direct and dealer sales forces to promote and sell premium subscription plans.

     A key element of the Company's marketing strategy is to offer value-priced DBS equipment and installation through the use of subsidies on direct sales of equipment and installations. The Company offers various types of DBS equipment and accessories through its direct sales force and retail locations. The Company is able to take advantage of volume discounts in purchasing this equipment from the NRTC and other vendors. In addition, dealers are motivated to lower the prices at which they offer DBS equipment and installation by the Company's volume-based commission structure.

CUSTOMER SERVICE

     The Company provides customer service from each of its local offices. Generally offices are staffed from 9 a.m. to 7 p.m., six days a week. Local managers are responsible for managing customer accounts receivable and churn. The Company believes it can sustain its historical average churn rate by providing local customer service and aggressively managing collections. Overflow and after hours assistance is provided 24 hours a day, seven days a week, by the Company's national call center located in Kansas City, Missouri. The Company also provides professional installation services and technical assistance in each of its offices.

OVERVIEW OF THE DTH INDUSTRY

     DTH services encompass all types of television transmission from satellites directly to the home. The FCC has authorized two types of satellite services for transmission of television programming: Direct Broadcast Satellite Services (commonly referred to as "DBS"), which operate at high power (120 to 240 watts per frequency channel) in the Ku-band, and Fixed Satellite Service (commonly referred to as low power and medium power DTH), which includes low power services transmitting in the C-band, as well as medium power (20 to 100 watts per frequency channel) services transmitting in the Ku-band. Both DBS and medium power DTH satellites are used for digital satellite television services. DBS provides high quality video and audio signals and can be received by an 18-inch dish. Medium and low power DTH signals require home satellite dishes of 27 inches to six feet in diameter (depending on the geographical location of the dish and wattage per frequency channel). See "-- DIRECTV." DIRECTV, United States Satellite Broadcasting Company ("USSB") and EchoStar Communications Corporation ("EchoStar") are the only current domestic providers of DBS services. All other DTH domestic satellite television providers currently provide medium or low power DTH services. See "-- Competition."

     A DBS system consists of an uplink center, one or more orbiting satellites and the subscribers' receiving equipment. The uplink center collects programming from on-site video equipment and from the direct feeds of programmers. Through antennae located at the uplink center, the operator transmits, or uplinks, the programming to transponders located on its geostationary satellite. The transponders receive and amplify the digital signal and transmit it to receiving dishes within the area covered by the satellite. The digital signal is then transmitted via coaxial cable to the subscribers' receiver, where it is converted into an analog signal that allows it to be received by the subscribers' televisions. System security is maintained through the use of reprogrammable access cards that must be inserted into each subscriber's decoder box to unscramble programming signals.

     DBS providers are afforded technological and regulatory advantages over medium and low power DTH services. The FCC requires the satellites used to provide DBS services to be spaced at greater intervals than medium and low power DTH satellites (nine degrees orbital spacing over North America compared to two degrees orbital spacing). The greater orbital spacing is intended to ensure that the signals transmitted by DBS providers can be received by a small dish, free of interference from adjacent satellites. The closer medium and low power DTH satellite orbital spacing requires the use of a larger, 27-inch to six-foot dish to eliminate interference from nearby satellites. See "-- Competition -- Other DTH Providers." In addition, DBS satellites are allowed to broadcast with much higher power levels than medium and low power DTH satellites. The combination of greater orbital spacing and higher power enables providers of DBS services to obtain a superior balance of small dish size, signal quality in adverse weather conditions and increased channel capacity.

DIRECTV

     DIRECTV is a multichannel DBS programming service initially introduced to U.S. television households in 1994. DIRECTV currently offers in excess of 220 channels of near laser disc quality video and CD-quality audio programming, and transmits via three high-power Ku band satellites (only two are needed to support transmission of DIRECTV Programming), each containing 16 transponders. As of December 31, 1998, there were approximately 4.5 million DIRECTV subscribers.

     The Company believes that DIRECTV services are superior to those provided by other DTH service providers and that DIRECTV's extensive programming, including up to 80 channels of pay-per-view movies and events, various sports packages and the exclusive NFL SUNDAY TICKET(TM), will continue to contribute to the growth of DIRECTV's subscriber base and DIRECTV's market share for DTH services in the future. In addition, the Company believes that DIRECTV's national marketing campaign provides the Company with significant marketing advantages over other DTH competitors. DIRECTV's share of current DBS and medium power DTH subscribers was approximately 51.1% as of January 31, 1999. DIRECTV added approximately 1.2 million new subscribers (net of churn) during the twelve months ended December 31, 1998, which was a greater increase than any other DBS or medium power DTH provider and accounted for approximately 48.1% of all new DBS and medium power DTH subscribers. Although DIRECTV's share of new subscribers can be expected to decline as existing and new DTH providers aggressively compete for new subscribers, the Company expects DIRECTV to remain the leading provider of DBS and medium power DTH services in an expanding market.

     The equipment required for reception of DIRECTV Programming (a DBS unit) includes an 18-inch satellite antenna, a digital receiver approximately the size of a standard VCR and a remote control, all of which are used with standard television sets. Each DBS receiver includes a "smart card" that is uniquely addressed to it. The smart card, which can be removed from the receiver, prevents unauthorized reception of DIRECTV services and retains billing information on pay-per-view usage, which information is sent at regular intervals from the DBS receiver telephonically to DIRECTV's authorization and billing system. The small size of the dish makes it more acceptable to housing communities and organizations that prohibit the installation of larger dishes due to their appearance. The DBS receiver captures and translates the signal and interfaces with an easy to use on-screen electronic program guide, which includes a parental locking/ratings control function.

     DBS units also enable subscribers to receive USSB programming. USSB is a DBS service providing 28 channels of video programming transmitted via five transponders it owns on DIRECTV's first satellite. USSB primarily offers Time Warner and Viacom premium satellite programming services, such as multiple channels of HBO and Showtime, which are not available through DIRECTV but which are generally complementary to DIRECTV Programming. As of December 31, 1998, approximately 50% of DIRECTV's 4.5 million subscribers received USSB programming.

     On December 14, 1998, Hughes announced that it would acquire USSB for approximately $1.3 billion. Hughes said it would combine its DIRECTV business with USSB's assets and satellite slots to expand its DBS programming lineup through the addition of premium multi-channel movie services such as HBO and Showtime. Hughes also announced that it plans to use certain of the DBS satellite frequencies to be acquired for the delivery of Spanish-language programming services. On January 22, 1999, DIRECTV announced that it would acquire certain of Primestar's and one of its affiliates' assets for approximately $1.8 billion. The Company is not yet able to assess the effect of Hughes' acquisition of USSB on its future business, financial position or results of operations.

     DBS equipment is now produced by major manufacturers under brand names including RCA, Sony, Hughes and others. DBS equipment is currently sold at retail outlets throughout the U.S. for prices typically ranging from $99 to $299, depending upon the generation of the equipment, the level of features and the retail outlet. Prices for DBS equipment have declined consistently since introduction, further stimulating demand for DIRECTV services.

Programming

     DIRECTV programming includes:

     o cable networks, broadcast networks and audio services available for purchase in tiers for a monthly subscription fee,
     o premium services available a la carte or in tiers for a monthly subscription fee,
     o sports programming (major professional league sports packages, including the exclusive NFL SUNDAY TICKET, regional sports networks and seasonal college sports packages) available for a yearly, seasonal or monthly subscription fee, and
     o movies from all major Hollywood studios and special events available for purchase on a pay-per-view basis.

     Satellite and premium services available a la carte or for a monthly subscription are priced comparably to cable. Pay-per-view movies are available for viewing on multiple channels at staggered starting times so that a viewer does not have to wait more than 30 minutes to view a particular pay-per-view movie.

     DIRECTV periodically adjusts its programming packages to provide the best channel mix possible at various price points. The following is a summary of some of the more popular DIRECTV Programming packages currently available from the Company:

     Total Choice(TM): Package of 60 video channels, including two Disney channels and in-market regional sports network, 31 CD audio channels and access to up to 55 channels of pay per view movies and events, which retails for $29.99 per month. Total Choice(TM) is DIRECTV's most popular offering. Total Choice(TM) Platinum, Gold, Silver and Plus Encore offer additional programming at higher retail prices.

     Plus DIRECTV: Package of 16 video channels, 31 CD audio channels and access to up to 55 channels of pay per view movies and events, which retails for $14.99 per month. Plus DIRECTV consists of channels not typically offered on most cable systems and is intended to be sold to existing cable subscribers to augment their cable or other satellite services.

     NFL SUNDAY TICKET: All out-of-market NFL Sunday games. NFL SUNDAY TICKET is exclusive to DIRECTV with respect to small dish providers through at least the end of the 1999-2000 football season.

Other sports programming packages include:

     Sports Choice: Package of 24 channels (including over 18 regional sports networks) and five general sports networks (the Golf Channel, NewSport, Speedvision, Classic Sports Network and Outdoor Life).

     NHL CENTER ICE: Approximately 500 out-of-market NHL games.

     MLB Extra Innings: Approximately 800 out-of-market major league baseball games.

     ESPN Full Court: Hundreds of college basketball games.

     ESPN Game Plan: Up to ten college football games every Saturday.

     DIRECTV generally does not provide local broadcast programming via satellite. However, seamless switching between satellite and broadcast programming provided by other sources is possible with all DBS units. In addition, DIRECTV provides programming from affiliates of the national broadcast networks to subscribers who are unable to receive networks over the air and do not subscribe to cable.

RELATIONSHIP WITH THE NRTC AND DIRECTV

     The NRTC acquired the right to provide DIRECTV Programming to residential households in 1992 and commercial establishments located in the Rural DIRECTV Markets in 1994, pursuant to an agreement with Hughes (the "Hughes Agreement"). The NRTC subdivided its rights to provide such services into approximately 250 geographically based Rural DIRECTV Markets, then sold a portion of its rights to the individual Rural DIRECTV Markets to NRTC members pursuant to agreements between the NRTC and its members (collectively, the "NRTC Agreements"). The Company acquired from the NRTC the exclusive right to provide DIRECTV Programming in each of its Rural DIRECTV Markets pursuant to an NRTC Agreement, which is assigned to the Company with the consent of the NRTC and DIRECTV when the Company acquires such Rural DIRECTV Market.

     Pursuant to the NRTC Agreements, the Company is obligated to promote, market and sell DIRECTV Programming in accordance with NRTC procedures and to take all reasonable steps to ensure that DIRECTV Programming is not received at any unauthorized locations or in any unauthorized manner. The Company also purchases customer authorization, billing services and centralized remittance-processing services from the NRTC pursuant to the NRTC Agreements. The NRTC Agreements also contain customary provisions regarding payment terms, compliance with laws and indemnification and provide that both the NRTC and DIRECTV must consent prior to the assignment or transfer by the NRTC member party thereto of its rights or obligations under the NRTC Agreements, which consent shall not be unreasonably withheld. The NRTC Agreements also contain termination provisions which allow the NRTC to terminate such agreements (i) as a result of termination of the Hughes Agreement, with the NRTC remaining responsible for paying to the Company its pro rata portion of any refunds that the NRTC receives from Hughes under the Hughes Agreement, (ii) if the Company fails to make any payment due to the NRTC or otherwise breaches a material obligation of the NRTC Agreement and such failure or breach continues for more than 30 days after written notice from the NRTC or (iii) if the Company fails to keep and maintain any letter of credit required to be provided to the NRTC in full force and effect or to adjust the amount of the letter of credit as required by the NRTC Agreements. The NRTC Agreements also require the Company to comply with policies of the NRTC promulgated from time to time. The Company and other NRTC-affiliated DIRECTV providers have disputed certain policies proposed by the NRTC in the past that they believed did not comply with the NRTC Agreements and applicable law. For example, in 1998, the NRTC proposed new conditions to securing its approval of acquisitions that included changes to all of the NRTC Agreements that, if adopted, could have had material adverse financial consequences to the Company. The dispute was resolved without any modifications to the NRTC Agreements and the Company's then pending acquisitions were approved. In addition, the NRTC has adopted a policy regarding its own interests in the subscriber information of NRTC members and affiliates. The NRTC Agreements provide that NRTC members and affiliates, including the Company, have "substantial proprietary interests" in and rights to the information and data with respect to their subscribers. The NRTC and its affiliates, including the Company, have differed over the import of these rights and interests, which may have consequences in the event that the Company's rights to offer DIRECTV Programming through the NRTC are terminated or expire.

     Pursuant to the NRTC Agreements, the Company has obtained from the NRTC the exclusive right in its Rural DIRECTV Markets to market, sell and retain all of the revenue from subscribers derived from the sale of most programming transmitted by the DIRECTV satellites over the 27 frequencies owned by Hughes. The Company pays the NRTC for the wholesale cost of such programming and a fee to DIRECTV based upon 5% of the programming revenue. The NRTC has the right to choose to provide certain Non-Select Services, such as NFL SUNDAY TICKET, as DIRECTV and the content providers enter into new agreements. "Non-Select Services" are services not generally included in the DIRECTV Programming provided by the Company, because providers of such programming require minimum subscriber guarantees, advance payments or other similar commitments, which the NRTC declines to give. The Company retains 5% of the revenue from Non-Select Services purchased by its subscribers and remits the balance to DIRECTV.

     The NRTC Agreements (and presumably the Hughes Agreement) expire when Hughes removes its current satellite(s) from their assigned orbital locations. According to Hughes and USSB, the DIRECTV satellites have estimated orbital lives of at least 15 years from their respective launches in December 1993 and 1994. The Company believes that the Hughes Agreement provides the NRTC with a right of first refusal to obtain DBS services (other than programming services) in substantially the same form as such DBS Services are provided under the existing Hughes Agreement in the event that Hughes elects to launch one or more successor satellites upon the removal of the present satellites from their assigned orbital locations. The NRTC Agreements do not expressly provide an equivalent right of first refusal for the NRTC members to acquire DBS services through the NRTC should the NRTC exercise any right of first refusal under the Hughes Agreement. The Company is an affiliate of the NRTC.

COMPETITION

     The Company faces competition both for acquisitions of Rural DIRECTV Markets from one other company, and within its exclusive Rural DIRECTV Markets from a broad range of companies offering communications and entertainment services, including cable operators, other satellite service providers, wireless cable operators, telephone companies, television networks and home video product companies. Many of the Company's competitors have greater financial and marketing resources than the Company, and the business of providing subscription and pay television programming is highly competitive. The Company believes that quality and variety of programming, signal quality and service and cost will be the key bases of competition.

     Competition for Acquisition of Rural DIRECTV Markets

     The Company is aware that at least one other company, Pegasus Communications Corporation ("Pegasus"), currently is pursuing the same goal as the Company of consolidating Rural DIRECTV Markets. Pegasus currently is the largest independent provider of DIRECTV services and has substantially greater financial resources than the Company. There can be no assurance that the marketing and sales efforts or competing acquisition strategies of Pegasus or other competitors will not have an adverse effect on the Company's ability to execute its acquisition strategy.

     Competing Subscription Television Providers

     Cable Television Providers

     Cable operators in the United States serve approximately 64 million subscribers, representing over 65% penetration of television households passed by cable systems. Cable operators typically offer 30 to 80 channels of programming at an average monthly subscription price of approximately $35. While cable companies currently serve a majority of the U.S. television market, the Company believes many may not be able to provide the quality and variety of programming offered by DIRECTV until they significantly upgrade their coaxial systems. Many cable television providers are in the process of upgrading their systems, and other cable operators have announced their intentions to make significant upgrades. Many proposed upgrades, such as conversion to digital format, fiber optic cabling, advanced compression technology and other technological improvements, when fully completed, will permit cable companies to increase channel capacity, thereby increasing programming alternatives, and to deliver a better quality signal. However, although cable systems with adequate channel capacity may offer digital service without major rebuilds, the Company believes that other cable systems that have limited channel capacity like those in most of the Rural DIRECTV Markets will have to be upgraded to add bandwidth in order to provide digital service. The Company believes that such upgrades will require substantial investments of capital and time to complete industry-wide. As a result, the Company believes that there will be a substantial delay before cable systems in the Rural DIRECTV Markets can offer programming services equivalent to digital DBS providers and that some cable systems in those markets may never be upgraded, subject to advances in digital compression technology currently under development.

     The Company expects to encounter a number of challenges in competing with cable television providers. First, cable operators have an entrenched position in the marketplace. The Company believes that its current strategy of targeting for acquisition Rural DIRECTV Markets that are not served by cable or are underserved by cable partially offsets the cable industry's position in the consumer marketplace. Second, the up-front costs to the consumer associated with purchasing and installing DBS equipment are higher than the up-front costs for installation of cable television. However, prices for DBS equipment have declined consistently since introduction, and the Company believes that competition among DBS equipment vendors and technological improvements will create continuing downward pressure on prices. Third, current DBS systems, unlike cable, do not provide local broadcast programming via satellite, although seamless switching between satellite and broadcast programming from other sources is possible with all DBS units. In addition, DIRECTV provides programming, from affiliates of the national broadcast networks to subscribers who are unable to receive networks over the air and do not subscribe to cable. The Company believes that the significant capital costs of upgrading cable systems to provide similar services, combined with the marketing strength of DBS providers such as DIRECTV, presents DBS providers with an opportunity to take substantial market share for pay television services from cable in the Rural DIRECTV Markets.

     Other DTH Providers

     EchoStar, the only other DBS provider, commenced national broadcasting of programming in March 1996 and currently broadcasts over 120 video channels and 30 audio channels. EchoStar has 21 licensed channel frequencies at the 119 degrees W.L. full continental United States ("CONUS") orbital position and has 69 frequencies in other partial CONUS orbital locations. EchoStar reported approximately 2.1 million subscribers as of February 28, 1999. On November 30, 1998, EchoStar announced that it had entered into an agreement to acquire certain satellite-television assets from The News Corporation Limited and MCI Worldcom Inc. The satellite-television assets to be acquired by EchoStar include a license for 28 DBS frequencies at 110 degrees W.L. (a full CONUS orbital location), two satellites to be delivered in orbit, and a direct broadcast operations facility. Consummation of these asset purchases by EchoStar may enable it to significantly expand its DBS and other programming offerings, thereby potentially strengthening its competitive strength relative to DIRECTV and the Company. The Company believes that it can successfully compete with EchoStar in the DBS market because of DIRECTV's brand name and its significantly larger distribution networks and greater number of manufacturers of the equipment used to receive DTH services.

     Primestar, Inc. ("Primestar") a medium-power DTH provider owned primarily by a consortium of cable companies including TCI, launched the first digital DTH satellite television service in 1994. As a result of the successful launch and operation of a new satellite in early 1997, Primestar increased its programming services to approximately 150 channels. As of January 31, 1999, Primestar had approximately 2.3 million subscribers. On January 22, 1999, DIRECTV announced that it had reached an agreement with Primestar to acquire Primestar's 2.3 million subscribers and related high-power satellite assets from Primestar and one of its affiliates in two transactions valued at approximately $1.8 billion. The Company is not yet able to assess the effect of DIRECTV's acquisition of Primestar on its future business, financial position, or results of operations.

     Low power C-band operators reported approximately 1.9 million subscribers as of January 31, 1999. The C-band/TVRO market has been built primarily on subscribers who live in markets not served by cable television. C-band equipment, including the six- to eight-foot dish necessary to receive the low power signal, currently costs approximately $2,000 and is distributed by local TVRO satellite dealers. The Company believes that DBS services have significant advantages over low power C-band service in equipment cost, dish size and range of programming packages. The number of C-band subscribers declined by approximately 164,000 during 1998.

     Other Competitors

     Wireless cable systems (which are usually analog) typically offer only 20 to 40 channels of programming, which may include local programming. Wireless cable requires a direct line of sight from the receiver to the transmitter, which creates the potential for substantial interference from terrain, buildings and foliage in the line of sight. However, while it is expected that most large wireless operators (especially certain of those backed by local telephone companies) will upgrade to digital technology over the next several years, such upgrades will require the installation of new digital decoders in customers' homes and modifications to transmission facilities, at a potentially significant cost.

     Certain regional telephone companies and other long distance companies could become significant competitors in the future, as they have expressed an interest in becoming subscription multichannel video programming distributors. Furthermore, the Telecommunications Act of 1996 (the "1996 Act") removes barriers to entry which previously inhibited local telephone companies from competing, or made it more difficult for such telephone companies to compete, in the provision of video programming and information services. Certain telephone companies have received authorization to test market video and other services in certain geographic areas using fiber optic cable and digital compression over existing telephone lines. Estimates for the timing of wide-scale deployment of such multi-channel video service vary, as several telephone companies have pushed back or cancelled originally announced deployment schedules.

     As more telephone companies begin to provide multichannel video programming and other information and other communications services to their customers, additional significant competition for subscribers will develop. Among other things, telephone companies have an existing relationship with substantially every household in their service area, substantial financial resources, and an existing infrastructure and may be able to subsidize the delivery of programming through their position as the sole source of local wireline telephone service to the home.

     Most areas of the U.S. are covered by traditional territorial over-the-air VHF/UHF television broadcasters. Consumers can receive from three to ten channels of over-the-air programming in most markets. These stations provide local, network and syndicated programming free of charge, but each major market is generally limited in the number of programming channels. On August 5, 1997, Congress approved the release of additional digital spectra for use by VHF/UHF broadcasters.

REGULATION

     Unlike a cable operator, DBS operators such as DIRECTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DIRECTV and, therefore, affect the Company. As an operator of a privately owned United States satellite system, DIRECTV is subject to the regulatory jurisdiction of the Federal Communications Commission (the "FCC"), primarily with respect to
(i) the licensing of individual satellites (i.e., the requirement that DIRECTV meet minimum financial, legal and technical standards), (ii) avoidance of interference with radio stations and (iii) compliance with rules that the FCC has established specifically for DBS satellite licenses. As a distributor of television programming, DIRECTV is also affected by numerous other laws and regulations. The 1996 Act clarifies that the FCC has exclusive jurisdiction over DTH satellite services and that criminal penalties may be imposed for piracy of DTH satellite services. The 1996 Act also offers DTH operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, DTH operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. In August 1996, the FCC promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule, or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent it impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where such restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. In November 1998, the FCC amended its rules to extend these protections to rental property in those areas under the exclusive use or control of the renter. The 1996 Act also preempted local (but not state) governments from imposing taxes or fees on DTH services, including DBS. Finally, the 1996 Act required that multi-channel video programming distributors such as DTH operators fully scramble or block channels providing indecent or sexually explicit adult programming. If a multi-channel video programming distributor cannot fully scramble or block such programming, it must restrict transmission to those hours of the day when children are unlikely to view the programming (as determined by the FCC). On December 30, 1998, a three-judge federal court in Delaware held that this provision was unconstitutional. The government has filed a notice indicating its intent to appeal this decision to the United States Supreme Court.

     In addition to regulating pricing practices and competition within the franchise cable television industry, the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") was intended to establish and support existing and new multi-channel video services, such as wireless cable and DTH, to provide subscription television services. DIRECTV and the Company have benefited from the programming access provisions of the Cable Act and implementing rules in that DIRECTV has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained certain programming services at reduced cost. Any amendment to, or interpretation of, the Cable Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors such as DIRECTV in making programming available (or to discriminate in the terms and conditions of such programming) could adversely affect DIRECTV's ability to acquire programming on a cost-effective basis, which would have an adverse impact on the Company. Certain of the restrictions on cable-affiliated programmers will expire in 2002 unless the FCC or Congress extends such restrictions.

     The Cable Act also requires the FCC to conduct a rule-making proceeding that will impose public interest requirements for providing video programming on DTH licensees. In November 1998, the FCC adopted rules requiring DTH licensees to provide reasonable and non-discriminatory access by qualified candidates for elective office. These rules also require DTH licensees to set aside four percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature.

     While DTH operators like DIRECTV currently are not subject to the "must carry" requirements of the Cable Act, the cable and broadcast television industries have argued that DTH operators should be subject to these requirements. In the event the "must carry" requirements of the Cable Act are revised to include DTH operators, or to the extent that new legislation of a similar nature is enacted, DIRECTV's future plans to provide local programming will be adversely affected, and such must-carry requirements could cause the displacement of possibly more attractive programming.

     The Satellite Home Viewer Act of 1994 (the "SHVA") established the terms and conditions under which a DTH operator, for a statutorily-mandated fee, may claim a "compulsory" copyright license to retransmit "superstations" and broadcast network programming to subscribers for private home viewing. The SHVA currently is scheduled to expire on December 31, 1999, in which case DTH operators would be required to negotiate in the marketplace to obtain the necessary copyright clearances to retransmit superstations and broadcast network programming. Legislation to extend the SHVA has been introduced in Congress. This legislation also provides for a reduction in the royalty rates payable under the SHVA and establishes new rules regarding the retransmission of distant and local broadcast television stations by satellite carriers.

     With respect the retransmission of broadcast network programming, the compulsory license established by the SHVA is limited to DTH retransmissions to persons in unserved households. In general, an "unserved household" is one that cannot receive, through the use of a conventional outdoor rooftop antenna, a sufficient over-the-air network signal, and has not, within 90 days prior to subscribing to the DTH service, subscribed to a cable service that provides that network signal. Until recently, a number of satellite providers, including DIRECTV (and its distributors, including NRTC members and affiliates such as the Company) received ABC, CBS, NBC and Fox network programming from PrimeTime 24 Joint Venture ("PrimeTime 24"). Certain television broadcast networks and their affiliates have commenced litigation against PrimeTime 24 alleging that the network programming offered by PrimeTime 24 has been retransmitted in violation of the "unserved households" limitation of the SHVA.

     The litigation commenced against PrimeTime 24 has resulted in the issuance of permanent injunctions by courts in North Carolina and Florida prohibiting PrimeTime 24 from providing the programming of certain broadcast networks to subscribers in certain designated geographic areas. In North Carolina, the court issued a permanent injunction restraining DIRECTV (and its distributors) from providing retransmissions of any television station affiliated with ABC to any household located within 75 miles of the transmission tower of WTVD, the ABC affiliate serving the Raleigh-Durham market. The Florida injunction applies nationwide and requires PrimeTime 24 to disconnect those customers for CBS and Fox programming that are able to receive "a signal of Grade B intensity" (based on Longley-Rice signal strength propagation maps) unless the local network consents to continued service or a signal-strength test proves that a certain quality of off-air service is unavailable to the customer. The Florida court established February 28, 1999 as the deadline for compliance with the injunction with respect to customers who first began receiving PrimeTime 24's network programming after March 11, 1997; for customers who first received service before that date, the compliance deadline is April 30, 1999. Additional litigation against PrimeTime 24 alleging violations of the "unserved households" limitation, brought in Texas by an NBC affiliate, is currently pending.

     In February 1999, DIRECTV announced that it was discontinuing retransmission of the four broadcast networks received from PrimeTime 24 and would instead distribute a different package of network affiliates to its existing subscribers. On February 24, 1999 CBS, NBC, ABC and Fox asked the same Federal District Court in Florida that had issued an injunction against PrimeTime 24 to grant a temporary restraining order, preliminary injunction, and contempt finding against DIRECTV for violating the SHVA. On February 25, 1999, the court granted the requested temporary restraining order requiring DIRECTV (and its agents and those who act in active concert or participation with DIRECTV) not to deliver CBS or Fox programming to subscribers who do not live in "unserved households." (For purposes of determining whether a subscriber is "unserved," the court referred to a modified version of the Longley-Rice signal propagation model; the modifications reflect an order adopted by the FCC on February 2, 1999 (see below)). On March 12, 1999, DIRECTV and the broadcast networks announced that a settlement of this litigation had been reached whereby DIRECTV agreed to terminate its retransmission of NBC, CBS, ABC and Fox programming to ineligible subscribers that are located with a local network affiliate's "Grade A" signal strength contour as of June 30, 1999 and to terminate retransmission of such network programming to ineligible subscribers in the "Grade B" signal strength contour as of December 31, 1999. In addition, DIRECTV agreed to provide discounted antennas to subscribers whose network programming service is terminated.

     A subscriber's eligibility to continue to receive network programming from DIRECTV will be determined using the Individual Location Longley-Rice technology approved by the FCC in a rulemaking order adopted on February 2, 1999. The FCC's rulemaking order was adopted in a proceeding commenced in response to petitions for rulemaking filed by the NRTC and other satellite providers. Although the FCC declined to changed the definition of a signal of Grade B intensity, the agency did adopt a standardized method for predicting signal strength at individual locations that could be used in place of taking actual measurements. EchoStar has filed a petition for reconsideration of the FCC's order.

     In addition, in October 1998, EchoStar filed a lawsuit in the United States District Court of Colorado seeking a declaratory ruling establishing a predictive model for determining whether a household is "unserved" for purposes of the SHVA based on a "Longley-Rice" predictive model that applies a criteria of 95% of the locations receiving a Grade B signal 95% of the time with a 50% degree of confidence. The lawsuit also asks the court to clarify the particular means (e.g., antenna height and orientation) for measuring signal strength.

     While the Company believes that it has complied to date with the SHVA in providing network programming only to "unserved households" and the Company does not believe that the interpretations of the SHVA applied by the Florida and North Carolina federal courts will materially adversely affect the Company's financial results or its ability to attract new subscribers, there can be no assurance that the Company's inability to provide network services to certain subscribers will not have such effects. In addition, should the Company elect to continue to offer network services, there can be no assurance that the costs of compliance with those interpretations will not be material. The inability of DIRECTV and the Company to provide network programming to subscribers in Rural DIRECTV Markets could adversely affect the Company's average programming revenue per subscriber and subscriber growth.

     In October 1997, the United States Copyright Office recommended that the compulsory copyright fees for the retransmission of television "superstations" and broadcast network affiliates by satellite providers be increased. The new rates took effect on January 1, 1998. Although an exact comparison between copyright fees payable by cable operators and by satellite providers is not possible, it has been estimated that the new rates would be approximately 300% and 900% of the rates applicable to cable providers in their provision of the superstation signals and network signals, respectively. The United States Court of Appeals for the District of Columbia Circuit has affirmed the decision to increase the rates. Under the terms of the NRTC Agreements, the Company may expect to have this cost passed along to it, unless the NRTC elects to absorb all or a portion of the increased rate into the margin that it earns on the provision of DIRECTV Programming.

YEAR 2000 COMPLIANCE

     Many existing computer systems and software products use only two character fields to identify dates. These programs were designed and developed without consideration of the upcoming turn of the century. Significant uncertainty exists in the software industry concerning the potential consequences of the Year 2000 phenomenon. If not corrected, these computer applications could fail or create erroneous information from the Year 2000 date change. This issue affects virtually all organizations and can be very costly and time consuming to correct. The Company has reviewed the Year 2000 compliance of its mission critical internally-controlled systems and believes that such systems are Year 2000 compliant. However, there can be no assurance that all of the software products currently used by the Company are in fact Year 2000 compliant. The Company has engaged the services of a consultant to assist in its assessment of the impact of the Year 2000 issue on the Company's computerized systems and operations. Currently, the Company believes its costs to successfully mitigate the impact of the Year 2000 issue will approximate $200,000. Additionally, the Company is currently conducting surveys of all of its vendors and other pertinent relationships to assess their readiness for Year 2000 processing. The Company is significantly reliant on contracted data processing services from the NRTC and DIRECTV for customer service, billing and remittance processing pursuant to the Company's contractual relationship with the NRTC. The NRTC has informed the Company that the computer systems that provide such services are not currently Year 2000 compliant, but that the majority of such systems will be compliant by September 1999. As to the NRTC's DBS Billing and Authorization System, the NRTC has informed the Company that a small number of Year 2000 issues exist, and that the appropriate changes have been requested and scheduled for development action. The Company is reliant on DIRECTV for distribution of its DBS programming services. The NRTC has informed the Company that DIRECTV expects to establish Year 2000 compliance for its billing and authorization systems by the end of the second calendar quarter of 1999. In addition to the NRTC and DIRECTV, the Company is significantly reliant on other parties (such as its suppliers of DSS equipment) for the successful conduct of its business. As previously described, the Company is in the process of ascertaining the Year 2000 readiness of these third-parties. If the Company's plan is not successful or is not completed in a timely manner, the Year 2000 issue could significantly disrupt the Company's ability to transact business with its customers and suppliers, and could have a material impact on its operations. There can be no assurance that the systems of the NRTC, DIRECTV and other companies with which the Company's systems interact or depend will be compliant by the end of 1999, or that any such third party failure would not have an adverse effect on the Company's business or its operations. Any adverse impact on subscribers in the Company's Rural DIRECTV Markets could also have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Year 2000 Compliance."

MANAGEMENT AND EMPLOYEES

     The Company has assembled an experienced management team to execute its business strategy. Certain members of the senior management team have significant experience working together. The Company's executive team brings to the Company extensive business acquisition experience in the telecommunications industry, as well as experience in the sales and delivery of a full array of communications services to customers in rural America. As of December 31, 1998, the Company had approximately 800 employees. The Company is not a party to any collective bargaining agreement and considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     The Company is currently headquartered in leased space in Kansas City, Missouri. On January 27, 1999, the Company entered into a new lease with respect to approximately 35,000 square feet of office space in Kansas City, Missouri. Annual rent under this new lease will approximate $570,000 and the lease will terminate in August 2002. The Company expects to move its principal executive offices to this location in the second quarter of 1999. The Company also leases approximately 65 local sales and customer service offices in its Rural DIRECTV Markets. The Company expects these facilities to be adequate for its needs in the foreseeable future. Management believes that the Company will be able to lease office and retail space in its Rural DIRECTV Markets as needed on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material legal proceedings. The Company is, from time to time, involved in claims and legal proceedings that arise in the ordinary course of business. In the Company's opinion, any ultimate liability with respect to such claims will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of March 30, 1999, all 1,000 authorized, issued and outstanding shares of the Company's Common Stock ($.01 par value) were held by Golden Sky DBS. There is currently no established public trading market for the Company's Common Stock. All of the outstanding capital stock of Golden Sky DBS is owned by Holdings. There is no established public trading market for the common stock ($.01 par value) of Holdings.

     The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Payment of any future dividends will depend upon the earnings and capital requirements of the Company, the Company's debt facilities, and other factors the Board of Directors considers appropriate. The Company currently intends to retain its earnings, if any, to support future growth and expansion. The Company's ability to declare dividends is affected by covenants in its debt facilities that prohibit it from declaring dividends and its subsidiaries from transferring funds in the form of cash dividends, loans or advances to Golden Sky DBS or Holdings.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical consolidated financial data as of December 31, 1996, 1997 and 1998 and for the periods then ended presented below were derived from the audited consolidated financial statements of the Company included elsewhere in this Report. The following information should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and notes thereto included elsewhere in this Report.


                                                              INCEPTION TO           YEARS ENDED DECEMBER 31,
                                                              DECEMBER 31,          ---------------------------
                                                                  1996                1997              1998
                                                              ------------          --------          ---------
                                                                                 (in thousands)
STATEMENT OF OPERATIONS DATA
Revenue:
   DBS services..........................................       $   219             $ 16,452          $  74,910
   Lease and other.......................................            36                  944              1,014
                                                                -------             --------          ---------
Total revenue............................................           255               17,396             75,924
Costs and Expenses:
   Cost of DBS services..................................           130                9,304             45,291
   System operations.....................................            26                3,796             11,021
   Sales and marketing...................................            73                7,316             32,201
   General and administrative............................         1,035                2,331              7,431
   Depreciation and amortization.........................            97                7,300             23,166
                                                                -------             --------          ---------
Total costs and expenses.................................         1,361               30,047            119,110
                                                                -------             --------          ---------
Operating loss...........................................        (1,106)             (12,651)           (43,186)
Net interest expense.....................................           (61)              (3,133)           (18,964)
                                                                =======             ========          =========
Net loss before extraordinary charge.....................       $(1,167)            $(15,784)         $ (62,150)
                                                                =======             ========          =========

                                                                                  DECEMBER 31,
                                                                -----------------------------------------------
                                                                  1996                1997               1998
                                                                --------            --------           --------
                                                                                (in thousands)
BALANCE SHEET DATA
Cash and cash equivalents................................        $  479             $ 13,632           $  4,460
Restricted cash (1):
   Current...............................................            --                   --             28,083
   Long-term.............................................            --                   --             23,534
Working capital..........................................        (1,948)               3,827             15,204
Total assets.............................................         6,383              156,236            328,071
Stockholder's equity (deficit)...........................        (1,166)              70,449             15,922

                                                              INCEPTION TO          YEARS ENDED DECEMBER 31,
                                                              DECEMBER 31,        -----------------------------
                                                                  1996               1997               1998
                                                              ------------        ----------          ---------
                                                              (Dollars in thousands, except per subscriber data)
OTHER FINANCIAL DATA
EBITDA (2)...............................................       $(1,009)          $   (5,351)         $ (20,020)
Net cash used in operating activities....................          (790)              (3,099)           (36,588)
Net cash used in investing activities....................        (3,231)            (120,729)          (159,921)
Net cash provided by financing activities................         4,500              136,981            187,337
Capital expenditures.....................................           105                  998              3,317
Aggregate purchase price of acquisitions.................         5,256              129,725            124,844

OPERATING DATA
Households at end of period (3)..........................        22,000            1,135,000          1,727,000
Subscribers acquired in acquisitions (3).................         3,000               65,700             55,300
Subscribers added in existing Rural DIRECTV Markets, net
   (3)...................................................           200               22,000             80,300
Subscribers at end of period (3).........................         3,200               90,900            226,500
SAC per gross subscriber added (4).......................          $290                 $280               $320
Penetration at end of period.............................          14.7%                 8.0%              13.1%


(1) Represents the amount placed in escrow in connection with the offering of the 12 3/8% Notes (as defined herein) to fund, together with the interest received thereon, the first four scheduled interest payments on such 12 3/8% Notes. Also includes $5.3 million deposited with the administrative agent under the credit facility to fund a contingent reduction of availability under the term loan facility that will not occur under the terms of the amendment.

(2) EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income (loss) as a measure of performance, or as a substitute for cash flow as a measure of liquidity. Nevertheless, the Company believes that EBITDA is a commonly recognized measure of performance in the communications industry and is the basis for many of the Company's financial covenants. Further, the Company believes that EBITDA provides useful information regarding an entity's ability to incur and/or service debt. Increases or decreases in EBITDA may indicate improvements or decreases, respectively, in the Company's free cash flows available to incur and/or service debt and cover fixed charges. Notwithstanding the above, EBITDA is not intended to represent cash flows for the period and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. Management expects that, because EBITDA is commonly used in the communications industry as a measure of performance, investors may use this data to analyze and compare other communications companies with the Company in terms of operating performance, leverage and liquidity. EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies.

(3) Household and subscriber data reflect 100% of the households or subscribers comprising the Company's Rural DIRECTV Markets, including two Rural DIRECTV Markets in which the Company acquired less than 100% ownership. The Company receives 100% of the revenue generated by all subscribers in its Rural DIRECTV Markets. Excludes approximately 4,000 commercial and MDU subscribers.

(4) Represents subscriber acquisition costs ("SAC") incurred per net new subscriber activation in Rural DIRECTV Markets. Excludes acquired, commercial and MDU subscribers and related SAC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the historical consolidated results of operations, liquidity and capital resources of the Company. This discussion should be read in conjunction with the consolidated financial statements of the Company and the notes related thereto appearing elsewhere in this Report.

OVERVIEW

     The Company was formed in June 1996 to acquire rights to distribute DIRECTV programming services in Rural DIRECTV Markets. The Company is a non-voting affiliate of the NRTC. The Company acquired its first Rural DIRECTV Market in November 1996. As of December 31, 1998 the Company had acquired the rights to serve 48 Rural DIRECTV Markets serving approximately 1.7 million households. The aggregate purchase price for these acquisitions totaled approximately $259.8 million, or approximately $144 per household. The Company has created a strong local presence in its Rural DIRECTV Markets through the opening and operation of 63 offices in its territories. Additionally, the Company has established dealer relationships with over 350 local retailers of DBS equipment.

     Subsequent to December 31, 1998, the Company acquired four Rural DIRECTV Markets, which territories include approximately 54,000 households and 10,600 subscribers, for an aggregate purchase price of approximately $19.9 million. The Company is continually evaluating acquisition prospects and expects to continue to enter into acquisition agreements to purchase additional Rural DIRECTV Markets consistent with its growth strategy.

     In addition to growth by acquisitions, the Company has increased its subscriber base through increased penetration of its Rural DIRECTV Markets. Management believes that there is a substantial opportunity to increase penetration through local marketing. Most of the NRTC members from which the Company acquires Rural DIRECTV Markets generally have not engaged in significant marketing efforts, but rather have relied primarily on the consumer to take the initiative to acquire service.

     The Company has experienced net losses as well as negative EBITDA and operating cash flows from operations since its inception. These operating shortfalls are primarily the result of the Company's rapid subscriber growth and acquisitions of Rural DIRECTV Markets. In particular, the Company has incurred significant sales and marketing expense in its effort to rapidly build its subscriber base. Many of these expenses, which are expensed as incurred and include advertising and promotional expenses, sales commissions and DBS equipment and installation subsidies, are incurred at or before the time a new subscriber is activated. As a result, revenue attributable to new subscribers lags the expense incurred in acquiring same. The impact of this lag generally increases with the rate at which the Company adds subscribers. The Company's rapid subscriber growth and related subscriber acquisition costs have been significant contributors to the Company's net losses and negative EBITDA experienced to date. The Company believes that its subscriber acquisition costs will continue to negatively affect operating results for at least the next year as the Company continues to add new subscribers. However, as long as a subscriber continues service, future operating results benefit from a recurring monthly revenue stream with minimal additional sales and marketing expense. Because the Company has experienced a relatively low rate of churn (its 1998 annual subscriber disconnect ("churn") rate was approximately 9%), the Company believes that its investment in building its subscriber base rapidly will enhance EBITDA and operating results in the longer term.

     EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income (loss) as a measure of performance, or as a substitute for cash flow as a measure of liquidity. Nevertheless, the Company believes that EBITDA is a commonly recognized measure of performance in the communications industry and is the basis for many of the Company's financial covenants. Further, the Company believes that EBITDA provides useful information regarding an entity's ability to incur and/or service debt. Increases or decreases in EBITDA may indicate improvements or decreases, respectively, in the Company's free cash flows available to incur and/or service debt and cover fixed charges. Notwithstanding the above, EBITDA is not intended to represent cash flows for the period and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. Management expects that, because EBITDA is commonly used in the communications industry as a measure of performance, investors may use this data to analyze and compare other communications companies with the Company in terms of operating performance leverage and liquidity. EBITDA as calculated by the Company is not necessarily comparable to similarly captioned amounts of other companies. During the year ended December 31, 1997, the Company used net cash of $3.1 million in operating activities, used net cash of $120.7 million in investing activities, and provided net cash of $137.0 million from financing activities. During the year ended December 31, 1998, the Company used net cash of $36.6 million in operating activities, used net cash of $159.9 million in investing activities, and provided net cash of $187.3 million from financing activities.

     As a result of the Company's historical and anticipated significant growth rate, the historical operating results of the Company may not be comparable from period to period.

RECENT DEVELOPMENTS

     On February 19, 1999, Golden Sky DBS, the holder of all of the Company's outstanding capital stock, consummated its offering of $193.1 million in principal amount at maturity of 13 1/2% Senior Discount Notes due 2007. The 13 1/2% Notes Offering resulted in net proceeds to Golden Sky DBS of approximately $96.8 million (after payment of underwriting discounts and other issuance costs aggregating approximately $3.3 million). Cash interest on the 13 1/2% Notes will not accrue prior to March 1, 2004. Thereafter, cash interest on the 13 1/2% Notes will accrue at a rate of 13 1/2% per annum and will be payable in arrears on March 1 and September 1 of each year, commencing September 1, 2004. The 13 1/2% Notes will mature on March 1, 2007. Golden Sky DBS contributed the net proceeds of the 13 1/2% Notes Offering to the Company, which utilized such contributed proceeds to repay approximately $53.0 million of existing senior bank indebtedness. The Company intends to utilize the remaining amount to fund future acquisitions of Rural DIRECTV Markets, provide working capital and for general corporate purposes. See "-- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

     The following table presents certain items from the Company's consolidated statements of operations as a percentage of total revenue for the periods noted.

                                              INCEPTION TO     YEARS ENDED DECEMBER 31,
                                              DECEMBER 31,     ------------------------
                                                 1996            1997            1998
                                              ------------     ------          ------
Revenue:
DBS services                                      85.9%           94.6%           98.7%
Lease and other                                   14.1             5.4             1.3
                                                ------          ------          ------
Total revenue                                    100.0           100.0%          100.0%
Costs and Expenses:
Cost of DBS services                              51.0            53.5%           59.7%
System operations                                 10.2            21.8            14.5
Sales and marketing                               28.6            42.0            42.4
General and administrative                       405.9            13.4             9.8
Depreciation and amortization                     38.0            42.0            30.5
                                                ------          ------          ------
Total costs and expenses                         533.7           172.7           156.9
                                                ------          ------          ------
Operating loss                                  (433.7)          (72.7)          (56.9)
Net interest expense                             (23.9)          (18.0)          (25.0)
                                                ======          ======          ======
Net loss before extraordinary charge            (457.6)%         (90.7)%         (81.9)%
                                                ======          ======          ======

     Revenue. The Company earns revenue by providing DIRECTV programming services to subscribers within its Rural DIRECTV Markets. DBS services revenue includes any combination of various monthly program service plans, additional monthly premium channel program upgrades, seasonal sports programming packages, one-time event programming on a pay-per-view basis, and miscellaneous fee revenue related to providing programming to subscribers. Lease and other revenue principally is comprised of revenue from the rental of DBS equipment to subscribers.

     Costs of DBS Services. The Company's largest cost of providing service to its subscribers is the wholesale cost of DIRECTV programming and related services. The principal components of programming costs include miscellaneous service fees and programming costs paid to the NRTC, and a 5% royalty based on programming revenue paid to DIRECTV.

     System Operations. System operations expenses include costs of the Company's national call center operations, field office operations and other subscriber service expenses. The Company expects that these expenses will increase as the Company continues to make acquisitions and open additional field offices. However, many of these costs are fixed in nature, and the Company does not expect that these expenses will increase in direct proportion to revenue.

     Sales and Marketing. Sales and marketing expenses include such costs as advertising, promotional expenses, marketing personnel expenses, and commission expenses to Company employees and outside sales agents, net equipment and installation costs, and other marketing overhead costs. The Company subsidizes the cost to the consumer of DBS equipment, as well as the cost of installation of DBS equipment. Equipment and installation revenues and related expenses are recognized upon delivery and installation of DBS equipment. Net transaction costs associated with the sale and installation of DBS equipment are reported as a component of sales and marketing expenses in the Company's statement of operations. The Company invests significantly to develop its sales and distribution systems and to acquire new subscribers. A large part of sales and marketing expense is comprised of costs related to the addition of new subscribers. Although the Company anticipates continuing to incur such costs as it builds its subscriber base, these costs are not expected to increase in direct proportion to revenue.

     General and Administrative. General and administrative expenses include corporate general office and administration expenses incurred primarily at the Company's Kansas City corporate office. The Company expects that these expenses will increase as the Company grows and continues to expand its infrastructure. However, since many of these expenses are fixed in nature, general and administrative expenses are not expected to increase in direct proportion to increases in subscribers and revenue.

     Depreciation and Amortization. Depreciation and amortization includes amortization of intangible assets associated with acquisitions and depreciation of property and equipment.

     Income Taxes. The Company elected Subchapter "S" Corporation status in 1996. As an S Corporation, the Company was generally not directly subject to income taxation and recognized no income tax expense or benefit as an S corporation. On February 12, 1997, the Company terminated its Subchapter S Corporation status, and became subject to income taxation as a C Corporation under Subchapter "C" of the Internal Revenue Code. The Company has recognized no income tax benefits in any of the periods presented because it has incurred operating losses in all periods, and realization of future tax benefits is uncertain.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997.

     Revenue. DBS services revenue for the year ended December 31, 1998 totaled $74.9 million, which represented a 355% increase as compared to the prior year. This increase was principally attributable to the increase in the number of subscribers. The average number of subscribers during 1998 increased to approximately 155,200, compared to approximately 33,600 during 1997. Average monthly programming revenue per subscriber approximated $40 and $41 during those same periods.

     Costs of DBS Services. Costs of DBS services increased $36.0 million, or 387%, during 1998, to $45.3 million. This increase is consistent with the increase in the average number of subscribers. As a percentage of DBS services revenue, the costs of DBS services increased to 60% during 1998, compared to 57% in 1997. This increase resulted largely from increased programming costs.

     System Operations. System operations costs totaled $11.0 million for the year ended December 31, 1998, a $7.2 million increase, or 190%, over 1997. These costs rose as a result of the increased number of field offices and related activity resulting from the Company's continued acquisition of Rural DIRECTV Markets, as well as from subscriber growth. As a percentage of total revenue, system operations expenses declined to 14.5% for the year ended December 31, 1998, from 21.8% during the year ended December 31, 1997. The decrease in system operations expenses as a percentage of total revenues resulted from the increases in subscribers and revenues as previously described.

     Sales and Marketing. Sales and marketing expenses totaled $32.2 million during the year ended December 31, 1998, an increase of $24.9 million compared to the previous year. This increase principally resulted from the 265% increase in new subscriber activations during 1998, as compared to 1997. Sales and marketing costs per new subscriber activation approximated $320 and $280 during the years ended December 31, 1998 and 1997, respectively. While there can be no assurance, during 1999 the Company expects that its subscriber acquisition costs, on a per new subscriber activation basis, generally will approximate 1998 levels. However, such costs may exceed historical levels to the extent that (i) competition for new subscribers intensifies and the Company decides to increase its subscription acquisition costs as a result thereof, (ii) the Company participates in DIRECTV national promotions that result in higher subscriber acquisition costs than those typically experienced by the Company, and (iii) the Company opts to increase its subscriber acquisition costs in response to specific business opportunities (such as the conversion of Primestar subscribers). See "-- Liquidity and Capital Resources." Advertising expenses totaled $5.1 million during the year ended December 31, 1998, compared to $1.4 million during 1997. The increase in advertising expenses of $3.7 million resulted from the Company's increased size and marketing activities.

     General and Administrative. During the year ended December 31, 1998, general and administrative expenses totaled $7.4 million, compared to $2.3 million during 1997. The increase in general and administrative expenses resulted from the addition of administrative resources necessary to support the Company's growth. As a percentage of total revenue, general and administrative expenses decreased to 9.8% during the year ended December 31, 1998, from 13.4% during 1997. This decrease reflects the continued leveraging of these costs, which are partially fixed in nature, over increased subscribers and revenues.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for the year ended December 31, 1998 totaled negative $20.0 million, compared to EBITDA of negative $5.4 million during the same period in 1997. This increase in negative EBITDA principally resulted from the increases in sales and marketing activities and related new subscriber activation's previously described. During the year ended December 31, 1998, the Company used net cash of $36.6 million in operating activities, used net cash of $159.9 million in investing activities, and provided net cash of $187.3 million from financing activities. During the year ended December 31, 1997, the Company used net cash of $3.1 million in operating activities, used net cash of $120.7 million in investing activities, and provided net cash of $137.0 million from financing activities.

     Depreciation and Amortization. Depreciation and amortization expenses increased $15.9 million to $23.2 million during the year ended December 31, 1998, compared to $7.3 million during the year ended December 31, 1997. This increase resulted from higher intangible assets balances, which have resulted from the Company's acquisitions of additional Rural DIRECTV Markets.

     Interest Expense. Interest expense totaled $20.5 million during the year ended December 31, 1998 and $3.2 million during 1997. This increase of $17.3 million primarily resulted from higher outstanding debt balances and, to a lesser degree, from an increase in weighted-average interest costs.

Year Ended December 31, 1997 Compared to Period from Inception to December 31, 1996

    Revenue. DBS services revenue for the year ended December 31, 1997 increased to $16.5 million from $219,000 for the period from Inception to December 31, 1996 (the "1996 Period"). Equipment lease revenue was $944,000 for the year ended December 31, 1997, compared to $36,000 for the 1996 Period. These increases principally resulted from the Company operating for all of 1997, as opposed to only a portion of 1996, and from the increase in subscribers. The average number of subscribers during 1997 increased to approximately 33,600, compared to approximately 3,000 during the 1996 Period.

     Costs of DBS Services. Costs of DBS services totaled $9.3 million for the year ended December 31, 1997, compared to $130,000 for the 1996 Period. The increase in the costs of DBS services resulted from the Company operating for all of 1997 as opposed to only a portion of 1996 and corresponds to the large increase in subscribers added by the Company in 1997. As a percentage of DBS services revenue, the costs of DBS services decreased to 57% for the year ended December 31, 1997, compared to 59% for the 1996 Period. This decrease was primarily due to a change in subscriber revenue mix toward packages with higher margins.

     System Operations. System operations expenses totaled $3.8 million for the year ended December 31, 1997 and $26,000 for the 1996 Period. These expenses rose as a result of the Company being operational during all of 1997 and from the increase in the number of field offices and related activity during 1997. The Company opened its first two field offices in November 1996 and had a total of 36 field offices as of December 31, 1997.

     Sales and Marketing. Sales and marketing expenses totaled $7.3 million for the year ended December 31, 1997 and $73,000 for the 1996 Period. The increase of $7.2 million in sales and marketing expenses resulted from the Company operating for all of 1997 and from the increase in the size and scope of the Company's operations. Advertising expenses were $1.4 million for the year ended December 31, 1997, compared to $33,000 during the 1996 Period.

     General and Administrative. General and administrative expenses approximated $2.3 million for the year ended December 31, 1997 and $1.0 million for the 1996 Period. The increase of $1.3 million in general and administrative expenses resulted from the Company operating for all of 1997 and from the Company's growth.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for the year ended December 31, 1997 totaled negative $5.4 million, compared to EBITDA of negative $1.0 million during the 1996 Period. This increase in negative EBITDA principally resulted from the Company operating for all of 1997 and from the increases in sales and marketing activities and related new subscriber activation's previously described. During the year ended December 31, 1997, the Company used net cash of $3.1 million in operating activities, used net cash of $120.7 million in investing activities, and provided net cash of $137.0 million from financing activities. During the 1996 Period, the Company used net cash of $790,000 in operating activities, used net cash of $3.2 million in investing activities, and provided net cash of $4.5 million from financing activities.

     Depreciation and Amortization. Depreciation and amortization totaled $7.3 million for the year ended December 31, 1997, compared to $97,000 during the 1996 Period. The increase in depreciation and amortization expense of $7.2 million primarily reflects increased amortization of intangible assets resulting from the Company's acquisition activity during 1997, as well as the Company operating for all of 1997.

     Interest Expense. Interest expense amounted to $3.2 million for the year ended December 31, 1997 and $62,000 for the 1996 Period. The increase in interest expense of $3.1 million resulted primarily from the Company operating for all of 1997 and from increased borrowings. Bank borrowings at December 31, 1997 totaled approximately $60.0 million and were incurred to fund acquisitions and, to a lesser extent, working capital needs resulting from the Company's growth during the year.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require substantial capital for (i) acquisitions of Rural DIRECTV Markets, (ii) financing subscriber growth (including DBS equipment and installation subsidies and marketing and selling expenses), (iii) investments in, and maintenance of, field offices in its Rural DIRECTV Markets,
(iv) financing infrastructure development costs necessary to support the growth of the Company's business, and (v) the funding of start-up losses and other working capital requirements. The Company's capital expenditures, inclusive of acquisitions of Rural DIRECTV Markets, totaled $107.8 million and $121.0 million during the years ended December 31, 1998 and 1997, respectively, and $2.9 million during the 1996 Period. During those same periods, net cash flows used in operations totaled $36.6 millions $3.1 million, and $790,000, respectively.

     To date, the Company's acquisitions, subscriber growth and operations have been financed from borrowings under its bank credit facilities, proceeds of the 12 3/8% Notes Offering (as defined herein), proceeds from the issuance of capital stock, contributions by the Company's direct and indirect parent companies, and, to a lesser extent, the issuance of promissory notes to sellers of Rural DIRECTV Markets ("Seller Notes"). During the year ended December 31, 1998, net cash flows from financing activities totaled $187.3 million, which was comprised of net proceeds of $189.2 million from the 12 3/8% Notes Offering and net borrowings of $7.0 million under the Company's bank credit facilities, less deferred financing costs of $5.2 million and $3.7 million of repayments on the Company's other indebtedness. In 1997, net cash flows from financing activities totaled $137.0 million, comprised of $81.1 million from the issuance of capital stock and $59.2 million of net borrowings under the Company's bank credit facilities and other indebtedness, less deferred financing costs of $3.3 million.

Credit Facility

     The Company entered into the Amended and Restated Credit Agreement, dated as of May 8, 1998, among Holdings, the Company, the banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent, as amended to date, which provides for a $150.0 million line of credit to fund acquisitions and working capital requirements. Of this amount, $35.0 million is in the form of a term loan facility, and $115.0 million is in the form of a revolving credit facility (including a letter of credit sub-limit of $40.0 million). In connection with the 13 1/2% Notes Offering, the Company entered into an amendment to such credit agreement (as so amended, the "Credit Facility"). As of February 28, 1999, the Company had fully utilized the entire $35.0 million of term loan availability, had no outstanding borrowings under the revolving credit line, and had utilized approximately $12.9 million of the letter of credit sub-facility. The term loan amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. Availability of revolving loan borrowings reduces by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. Borrowings under the Credit Facility bear interest at variable rates calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin with reductions, under certain circumstances, based on leverage.

     The Credit Facility contains a number of significant covenants that, among other things, limit the ability of the Company and its subsidiaries to incur additional indebtedness and guaranty obligations, create liens and other encumbrances, make certain payments, investments, loans and advances, pay dividends or make other distributions in respect of its capital stock, sell or otherwise dispose of assets, make capital expenditures, merge or consolidate with another entity, create subsidiaries, make amendments to its organizational documents or transact with affiliates.

     The Credit Facility also contains a number of financial covenants that will require the Company to meet certain financial ratios and financial condition tests. These financial covenants, in certain instances, become effective at different points in time and vary over time. The covenants include limitations on indebtedness per subscriber, limitations on subscriber acquisition costs, maintenance of a minimum fixed charge coverage ratio, maintenance of minimum interest coverage ratios, and limitations on indebtedness to Pro Forma EBITDA ratios. Availability under the revolving credit line of the Credit Facility depends upon satisfaction of the various covenants as well as minimum subscriber base requirements. As of December 31, 1998, the Company was in compliance with all of its covenants under the Credit Facility.

12 3/8% Notes Offering

     On July 31, 1998, the Company consummated the 12 3/8% Notes Offering. Interest on the 12 3/8% Notes is payable in cash semi-annually in arrears on February 1 and August 1 of each year, with the first interest payment due February 1, 1999. The 12 3/8% Notes mature on August 1, 2006. The 12 3/8% Notes Offering resulted in net proceeds to the Company of approximately $189.2 million (after payment of underwriting discounts and other issuance costs aggregating approximately $5.8 million). Approximately $45.2 million of the net proceeds of the 12 3/8% Notes Offering were placed in escrow to fund the first four semi-annual interest payments (through August 1, 2000) on the 12 3/8% Notes.

     The 12 3/8% Notes are unsecured senior subordinated obligations of the Company and are subordinated in right of payment to all existing and future senior indebtedness. The 12 3/8% Notes rank pari passu in right of payment with all other existing and future senior subordinated indebtedness, if any, of the Company and senior in right of payment to all existing and future subordinated indebtedness, if any, of the Company. The 12 3/8% Notes are guaranteed on a full, unconditional, joint and several basis by Argos Support Services Company ("Argos") and PrimeWatch, Inc. ("PrimeWatch"). Both Argos and PrimeWatch are wholly-owned subsidiaries of the Company.

     The 12 3/8% Notes are redeemable, in whole or in part, at the option of the Company on or after August 1, 2003, at redemption prices decreasing from 112% during the year commencing August 1, 2003 to 108% on or after August 1, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to August 1, 2001, the Company may, at its option, redeem up to 35% of the originally issued aggregate principal amount of the 12 3/8% Notes, at a redemption price equal to 112.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption solely with the net proceeds of a public equity offering of the Company or Holdings yielding gross proceeds of at least $40.0 million and any subsequent public equity offerings (provided that, in the case of any such offering or offerings by Holdings, all the net proceeds thereof are contributed to the Company); provided, further, that immediately after any such redemption the aggregate principal amount of the 12 3/8% Notes outstanding must equal at least 65% of the originally issued aggregate principal amount of the 12 3/8% Notes.

     The indenture governing the 12 3/8% Notes (the "Indenture") contains restrictive covenants that, among other things, impose limitations on the ability of the Company to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior indebtedness and senior in right of payment to the 12 3/8% Notes, incur liens, permit restrictions on the ability of subsidiaries to pay dividends or make certain payments to the Company, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of the assets of the Company. In the event of a change of control, as defined in the Indenture, each holder of the 12 3/8% Notes will have the right to require the Company to purchase all or a portion of such holder's Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

Future Capital Requirements

     The Company's future capital requirements will depend upon a number of factors, including the extent of the Company's acquisition activities, the rate of subscriber growth, and the working capital needs necessary to accommodate the Company's anticipated growth. The Company expects that increased investments in its administrative and computer systems will be necessary to support the Company's increased size and continued growth. The Company currently subsidizes a portion of the cost of DBS equipment and subscriber installations. The extent of such future subsidies may materially affect the Company's liquidity and capital requirements. In addition, the Company's favorable working capital position relies, in part, upon the existing terms of its agreements with the NRTC and the timing for making required payments thereto. Excluding costs associated with the acquisition of additional Rural DIRECTV Markets, the Company anticipates that its total capital expenditures, primarily related to expanding facilities and information systems for its corporate office, customer service operations and field offices, will approximate $5.0 million during the year ending December 31, 1999. During 1999, the Company expects to continue its acquisitions of Rural DIRECTV Markets and to expand its marketing efforts in its existing markets in order to increase its subscriber penetration.

     The Company continually evaluates acquisition prospects and expects to enter into additional acquisition agreements and complete further acquisitions of Rural DIRECTV Markets consistent with its growth strategy. There can be no assurance that any such acquisitions will be consummated.

     The Company is not yet able to assess whether and to what extent the acquisition by Hughes of USSB or by DIRECTV of Primestar may affect the Company's future capital requirements. Subsequent to DIRECTV's announcement of its proposed acquisition of Primestar, EchoStar began to offer increased promotional and other incentives to Primestar customers, as well as to EchoStar retailers, to entice the conversion of Primestar subscribers to EchoStar's competing DBS service, the DISH Network. Consequently, beginning in February 1999 the Company increased its marketing efforts with respect to Primestar subscribers. The Company's increased Primestar conversion efforts include, among other things, discounted equipment and installation prices and higher sales commissions. The Company estimates that its subscriber acquisition costs relative to converted Primestar subscribers may approximate as much as $400 on a per converted subscriber basis. The Company is unable to estimate the number of Primestar subscribers it may be able to convert to its DIRECTV service.

     The Company is highly leveraged and expects to increase its leverage as it pursues further acquisitions of Rural DIRECTV Markets by borrowing additional funds under the Credit Facility or otherwise, and by the issuance of other acquisition-related notes payable. The approximately $15.4 million of Seller Notes outstanding at December 31, 1998 mature as follows: $8.5 million in 1999, $1.9 million in 2000, $2.0 million in 2001, $2.0 million in 2002 and $1.0 million in 2003. Additional financing may be required to meet the Company's debt service requirements and, depending upon the timing of the Company's acquisitions, additional sources of capital may need to be secured to pursue acquisitions. There can be no assurance that such additional financing would be available on terms acceptable to the Company, or at all, and if available, that the proceeds of such financing would be sufficient to enable the Company to meet its debt service requirements or completely execute its business plan.

     There may be a number of factors, some of which may be beyond the Company's control or ability to predict, that could require the Company to raise additional capital. These factors include possible acquisitions of additional Rural DIRECTV Markets, increased costs associated with potential future acquisitions of Rural DIRECTV Markets, unexpected increases in operating costs and expenses, subscriber growth in excess of that currently expected, or an increase in the cost of acquiring subscribers due to increased DBS equipment and subscriber installation subsidies, as well as from additional competition, among other things. Additional financing also may be required to meet the Company's debt-service requirements. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to the Company, or at all, and if available, that the proceeds of such financing would be sufficient to enable the Company to meet its debt-service requirements or completely execute its business plan.

YEAR 2000

     The Company continues to assess the impact of the Year 2000 issue on its computer systems and operations. The Year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches and is reached. Many existing computer systems and applications currently use two-digit date fields to designate a year. Date sensitive systems and applications may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the Year 2000 issue may cause computer systems and applications to fail to process critical financial and operational information correctly. This issue affects virtually all organizations and can be very costly and time consuming to correct.

     The Company has reviewed the Year 2000 readiness of its mission critical internally-controlled systems and believes that such systems are Year 2000 compliant. However, there can be no assurance that all of the software products currently used by the Company are in fact Year 2000 compliant. The Company has engaged the services of a consultant to assist in its assessment of the impact of the Year 2000 issue on its computerized systems and operations. Additionally, the Company is in the process of conducting surveys of all of its significant vendors and other pertinent relationships to assess their readiness for Year 2000 processing.

     The Company is significantly reliant on contracted data processing services from the NRTC and DIRECTV for customer service, billing and remittance processing pursuant to the Company's contractual relationship with the NRTC. The NRTC has informed the Company that the computer systems that provide such services are not currently Year 2000 compliant, but that the majority of such systems will be compliant by September 1999. As to the NRTC's DBS Billing and Authorization System, the NRTC has informed the Company that a small number of Year 2000 issues exist, and that the appropriate changes have been requested and scheduled for development action. The Company is reliant on DIRECTV for distribution of its DBS programming services. The NRTC has informed the Company that DIRECTV expects to establish Year 2000 compliance for its billing and authorization systems by the end of the second calendar quarter of 1999. In addition to the NRTC and DIRECTV, the Company is significantly reliant on other parties (such as its suppliers of DBS equipment) for the successful conduct of its business. As previously described, the Company is in the process of ascertaining the Year 2000 readiness of these third parties.

     Currently, the Company believes its costs to successfully mitigate the Year 2000 issue will approximate $200,000. If the Company's plan is not successful or is not completed in a timely manner, the Year 2000 issue could significantly disrupt the Company's ability to transact business with its customers and suppliers, and could have a material impact on its operations. There can be no assurance that the systems of the NRTC, DIRECTV and other companies with which the Company's systems interact or depend will be compliant by the end of 1999, or that any such third party failure would not have an adverse effect on the Company's business or its operations.

     To date, the Company has not implemented a Year 2000 contingency plan. Contingency plans for mission critical systems primarily involve development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for certain third party failures, especially in high-technology industries such as the DBS industry, due to the lack of alternate suppliers. However, the Company will continue to monitor the progress of third party remediation efforts and contingency plans. Substantial completion of the Company's Year 2000 contingency plan is expected in mid 1999. There can be no assurance that such contingency plans will successfully mitigate any adverse effects that the Year 2000 issue may have on the Company's operations.

RECENT ACCOUNTING DEVELOPMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 is effective for fiscal years beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, the Company has no derivative instruments or hedging arrangements. Accordingly, adoption of FAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, defines costs related to start-up activities and requires that such costs be expensed as incurred. As the Company previously has expensed all such costs, the adoption of SOP 98-5 is not expected to effect the Company's results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements required by this item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding the executive officers and directors of the Company as of March 30, 1999.

            NAME                                                 AGE                       POSITION
  -----------------------                                        ---     -------------------------------------------
  Rodney A. Weary........................................        48      Chairman  of  the  Board,  Chief  Executive
                                                                            Officer and Director

  John R. Hager..........................................        37      Chief Financial Officer

  William J. Gerski......................................        46      Vice President, Sales and Marketing

  Scott R. Brown.........................................        33      Vice President, Operations

  Jo Ellen Linn..........................................        37      Secretary and General Counsel

  Robert F. Benbow(1)....................................        62      Director

  William O. Charman.....................................        35      Director

  William P. Collatos(1).................................        44      Director

  William A. Johnston(1)(2)..............................        46      Director

  Robert B. Liepold(2)...................................        72      Director

  Erik M. Torgerson(2)...................................        33      Director

(1)  Member of the Compensation Committee of the Board of Directors.

(2)  Member of the Audit Committee of the Board of Directors.

BACKGROUND OF EXECUTIVE OFFICERS

     Rodney A. Weary. Mr. Weary founded the Company in June 1996 and has been its Chief Executive Officer since Inception. Until 1995, he was President of Cable Video Enterprises Inc., which Mr. Weary formed in 1986 by acquiring traditional cable systems located in three states. From 1988 to December 1994, Mr. Weary was a co-founder, officer and director of Premiere Page, a paging company. From 1986 to 1992, he was a principal shareholder in W.K. Cellular, Inc., which owned and operated cellular license R.S.A. 5 in Indiana. Mr. Weary was involved in the formation of the Missouri Cable Television Association in the 1970s, and has served in many capacities for both it and the four-state Mid-America Cable Television Association.

     John R. Hager. Mr. Hager has been Chief Financial Officer of the Company since October 1998. Mr. Hager joined the Company in August 1998 as Vice President, Finance and Controller. From February 1997 until August 1998, Mr. Hager was Vice President -- Controller of EchoStar Communications Corporation. He was the Controller of American Telecasting, Inc. from August 1993 until February 1997. Prior to joining American Telecasting in 1993, Mr. Hager was with Ernst & Young, where he was an Audit Senior Manager.

     William J. Gerski. Mr. Gerski has been Vice President, Sales and Marketing of the Company since May 1997. From 1996 to 1997, Mr. Gerski was Regional Director of Marketing and Sales at American Telecasting Incorporated. In 1996, Mr. Gerski was Vice President of Marketing and Sales of Bell Atlantic Video Services. From 1990 through 1995, Mr. Gerski was Corporate Director of Sales at Adelphia Cable Communications. He has served on the Executive Board of Directors of the Southern California Cable Association and the Los Angeles, Chicago, and Cleveland Cable Co-ops.

     Scott R. Brown. Mr. Brown has been Vice President of Operations of the Company since February 1999. Mr. Brown held the position of Vice President of Fulfillment Operations with Primestar, Inc. from April 1998 to February 1999 and was the Vice President of Operations with TCI Satellite Entertainment, Inc. from November

1995 to March 1998. From May 1989 to November 1995 Mr. Brown held several positions with Tele-Communications, Inc, including General Manager of TCI Cable of Westchester, General Manager of TCI Cablevision of Pinellas County, Business Manager of TCI Cablevision of Dade/Broward County, and Internal Auditor of TCI North Central Division.

     Jo Ellen Linn. Ms. Linn has been Secretary and General Counsel of the Company since Inception. From 1993 to 1996, Ms. Linn was General Counsel to Cable Video Management, Inc., a communications management company and the former Cable Video Enterprises, Inc., which owned and operated domestic cable television systems. Ms. Linn was a contract negotiator in the network real estate department of Sprint Communications from 1990 to 1992. From 1988 to 1990, Ms. Linn was Vice President and General Counsel of the cable brokerage firm Hardesty, Puckett & Company (now HPC Puckett & Company). Ms. Linn is licensed to practice law in Kansas and Texas.

BACKGROUND OF DIRECTORS

     Robert F. Benbow. Mr. Benbow has been a Director of the Company since February 1997. He is a Vice President of Burr, Egan, Deleage & Co. and a General Partner of Alta Communications VI, L.P. Prior to joining Burr, Egan Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. He serves as a Director of Teletrac, Inc., a major metropolitan wireless provider of location and two way messaging services for fleets of commercial vehicles, and Preferred Networks, Inc.

     William O. Charman. Mr. Charman has been a Director of the Company since March 1997. He has served as a Vice President of BancBoston Capital since 1995. From 1993 to 1995, Mr. Charman was a Director and team leader for Bank of Boston's Media & Communications Group in London. Mr. Charman was a Director in Bank of Boston's Media & Communications Group in Boston from 1987 to 1993. Mr. Charman is a Director of Cambridge Communications, MultiTechnology Services and Prime Communications.

     William P. Collatos. Mr. Collatos has been a Director of the Company since March 1997. He is a Managing General Partner of Spectrum Equity Investors, which he founded in 1993. Prior to the founding of Spectrum, he was an independent consultant from 1991 to 1993. Mr. Collatos was an Associate and then General Partner of funds managed by TA Associates from 1980 to 1990 and a founding General Partner of Media/Communications Partners. Prior to joining TA Associates, Mr. Collatos was in charge of the media lending group at Fleet National Bank in Providence, Rhode Island. He is a Director of Galaxy Telecom Systems, Inc., TSR Paging, Inc., Internet Network Services, Ltd. and ITXC, Inc.

     William A. Johnston. Mr. Johnston has been a Director of the Company since November 1997. He is a Managing Director of HarbourVest Partners, LLC and has served in a variety of capacities for HarbourVest Partners, LLC and its predecessor, Hancock Venture Partners, Inc., since 1983. Prior to joining Hancock Venture Partners, Inc., Mr. Johnston was an assistant vice president at State Street Bank in Boston, Massachusetts. He is a Director of Adesemi Communications International, Inc., Epoch Internet, Inc., Formus Communications, Inc., The Marks Group, Inc. and V-I-A Internet, Inc.

     Robert B. Liepold. Mr. Liepold has been a Director of the Company since Inception. Mr. Liepold has been President and Chief Executive Officer of KCWE-TV, an independent commercial television station operating in Kansas City, Missouri, since 1994. Since 1983, Mr. Liepold also has been a consultant to the telecommunications industry. From 1978 through 1983, he was Executive Vice President of Sprint/United Telecom. He is a Director of KCWE-TV, Com-21 and W.K. Communications.

     Erik M. Torgerson. Mr. Torgerson has been a Director of the Company since November 1997. He is an Investment Manager at Norwest Equity Partners. Prior to joining Norwest Equity Partners in 1993, Mr. Torgerson was with Arthur Anderson & Co.'s financial consulting and audit practice. Mr. Torgerson serves as a director of Command Tooling Systems, LLC, Seasonal Specialties, LLC, TelcoPlus Communications, Inc., InSTEP, LLC and Norwesco, Inc.

     Each Director of the Company has been elected pursuant to the terms of the Stockholders' Agreement. See "Certain Relationships and Related Transactions -- Stockholders' Agreement."

     All directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors do not receive an annual retainer or meeting attendance fees. However, the Company reimburses non-management directors for expenses incurred in attending meetings of the Board of Directors.

     During 1998, the Board of Directors of the Company held 8 meetings. The only standing committees of the Board of Directors are the Audit Committee and the Compensation Committee. The current members of the Audit Committee are Messrs. Liepold, Johnston and Torgerson. The Audit Committee periodically consults with the Company's management and independent public accountants on financial matters, including the Company's internal financial controls and procedures. The Audit Committee was formed in February 1997. The current members of the Compensation Committee are Messrs. Benbow, Collatos and Johnston. The Compensation Committee approves compensation arrangements for the Company's executive officers and administers the Company's Stock Option Plan. The Compensation Committee was formed in February 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain compensation information for the fiscal years ended December 31, 1997 and 1998 as to the Chief Executive Officer and the two other highest paid executive officers of the Company whose total annual salary and bonus exceeded $100,000 for such year:

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                              ---------------
                                                     ANNUAL COMPENSATION        SECURITIES
                                                   ----------------------       UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR      SALARY          BONUS     OPTIONS/SARS(#)    COMPENSATION ($)
------------------------------------     ------    ---------       -------    ---------------    ----------------
Rodney A. Weary                           1998     $ 227,462       $90,000        21,884             $7,945 (1)
Chief Executive Officer, Chairman of      1997       198,818        50,000        21,884                 --
   the Board of Directors
William J. Gerski                         1998      $153,270       $80,000        15,000             $   --
Vice President, Sales and Marketing       1997        60,259        50,000        12,182                 --
Jo Ellen Linn                             1998     $  93,061       $32,500         2,501             $   --
Secretary and General Counsel             1997        80,926        25,000         2,501                 --

(1) Represents compensation attributable to Mr. Weary's use of a Company-owned vehicle.

OPTION GRANTS

    The following table sets forth certain information concerning grants of stock options to the named executive officers during the fiscal year ended December 31, 1998:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                    ----------------------------------------------------
                                                                                              POTENTIAL REALIZABLE
                                                   PERCENT OF                               VALUE AT ASSUMED ANNUAL
                                     NUMBER OF       TOTAL                                    RATES OF STOCK PRICE
                                    SECURITIES      OPTIONS/                                APPRECIATION FOR OPTION
                                    UNDERLYING    SARS GRANTED  EXERCISE OF   EXPIRATION              TERM
                                    OPTION/SARS   TO EMPLOYEES   BASE PRICE      DATE       -----------------------
NAME                                GRANTED (#)  IN FISCAL YEAR    ($/sh)        DATE        5% ($)         10% ($)
---------------------------------   -----------  -------------- -----------   ----------    -------         -------
Rodney A. Weary..................         --            --           --           --             --             --
William J. Gerski................      2,818          15.1         $1.00       10/8/07       $1,772         $4,491
Jo Ellen Linn....................         --            --           --           --             --             --


               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                                      SHARES                       OPTIONS AT FISCAL       FISCAL YEAR-END ($) (1)
                                    ACQUIRED ON     VALUE             YEAR-END (#)
                                     EXERCISE      REALIZED    -----------  -------------  -----------   -------------
NAME                                    (#)          ($)       EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
---------------------------------   -----------    --------    -----------  -------------  -----------   -------------
Rodney A. Weary..................      9,726          --            1,823      10,335          --            --
William J. Gerski................      5,414          --            2,502       7,084          --            --
Jo Ellen Linn....................      1,111          --              208       1,192          --            --

(1) Based on a value of $1.00 per share, which is the fair value of the Common Stock as determined by the board of directors of Holdings for purposes of option grants. On this basis, the unexercised options are not in the money.

EMPLOYMENT AGREEMENTS

     In January 1997, the Company entered into substantially similar non-competition agreements with Rodney A. Weary and Jo Ellen Linn, the terms of which preclude each of them from competing with the Company during their respective periods of employment and for two years thereafter in any market in North America in which the Company operates or intends to operate.

     In February 1997, the Company and Mr. Weary entered into an agreement pursuant to which Mr. Weary agreed to serve as the President and Chief Executive Officer of the Company through February 2000. Such agreement may be extended according to its terms. Under the agreement, Mr. Weary is paid compensation in an amount not less than $200,000 per year and is eligible to participate in the Stock Option Plan.

     Also during 1997, the Company entered into substantially similar employment agreements with Ms. Linn and Mr. Gerski, pursuant to which each of them agreed to serve the Company in their present capacity through February and November 2000, respectively. Such agreements may be extended according to their terms. Under the agreements, Ms. Linn is paid compensation in an amount not less than $82,500 per year, and Mr. Gerski is paid compensation in an amount not less than $100,000 per year. Each is also eligible to participate in the Stock Option Plan.

     In August 1998, the Company entered into an employment agreement with Mr. Hager. Pursuant to the employment agreement, Mr. Hager agreed to serve the Company in his current capacity through August 2001. The employment agreement may be extended in accordance with its terms. Mr. Hager is paid compensation under the employment agreement in an amount not less than $120,000 per year and is eligible to participate in the Stock Option Plan. The Company and Mr. Hager also entered into a non-competition agreement and a confidentiality and proprietary rights agreement in August 1998. The terms of the non-competition agreement preclude Mr. Hager from competing with the Company during the term of his employment and for one year thereafter in any market in the United States in which the Company operates or intends to operate. The confidentiality and proprietary rights agreement requires Mr. Hager to maintain the confidentiality of the Company's proprietary information during the period of his employment and thereafter.

STOCK OPTION PLAN

     In July 1997, the Board of Directors of the Company adopted the Stock Option Plan pursuant to which the Company may, at the direction of the Compensation Committee of the Company's Board of Directors, grant incentive stock options, non-qualified stock options or restricted stock options to officers, directors and employees of the Company. The Stock Option Plan was approved by the stockholders of the Company on July 24, 1997. The Stock Option Plan was assumed by Holdings and approved by its stockholders effective September 9, 1997.

401(k) PLAN

     The Company maintains a 401(k) Savings Plan for its full-time employees, which permits employee contributions up to 15% of annual compensation to the plan on a pre-tax basis. In addition, the Company may make contributions on a discretionary basis as a percentage of each participating employee's annual compensation. The Company may also make additional discretionary contributions to the Plan in any plan year up to the annual 401(k) plan contribution limits as defined in the Internal Revenue Code. The Plan is administered by the Compensation Committee of the Board of Directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the issued and outstanding capital stock of the Company is owned by Golden Sky DBS, and all of the issued and outstanding capital stock of Golden Sky DBS is owned by Holdings. The following table sets forth certain information as of March 5, 1999, regarding the ownership of Holdings' Common Stock, Series A Convertible Participating Preferred Stock, $.01 par value ("Series A Preferred Stock"), Series B Convertible Participating Preferred Stock, $.01 par value ("Series B Preferred Stock"), and Series C Senior Convertible Preferred Stock, $.01 par value ("Series C Preferred Stock"), by
(i) certain stockholders or groups of related stockholders who, individually or as a group, are the beneficial owners of 5% or more of any class of Holdings' capital stock and (ii) the executive officers and directors of the Company. Beneficial ownership percentages of the Common Stock presented below are significantly affected by the securities convertible into or exercisable for Common Stock held by each stockholder. Except as required by law, holders of the Common Stock do not vote as a separate class on matters presented for stockholder approval.

                                                                  SHARES BENEFICIALLY OWNED
                                   ---------------------------------------------------------------------------------------
                                          SERIES A            SERIES B              SERIES C
                                      PREFERRED STOCK      PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK      FULLY-
                                   --------------------------------------------------------------------------------------- DILUTED
                                                  % OF                 % OF                  % OF                  % OF    VOTING
NAME (1)                             SHARES       CLASS    SHARES      CLASS     SHARES      CLASS    SHARES(2)   CLASS(3)  POWER
---------------------------------  ----------     -----   ---------    -----    ----------   -----    ---------   -------- -------
PRINCIPAL STOCKHOLDERS
  Alta Subordinated Debt
   Partners III, L.P. (4) .......   55,532.00     13.3%   11,125.24     4.9%         --        --%     2,116.00      7.8%      9.2%
  Alta Communications VI,
   L.P. (4) .....................   92,365.00     22.1    18,504.38     8.1          --       --       3,522.00     12.4      15.4
  Alta-Comm S By S, LLC (4) .....    2,103.00        *       421.84       *          --       81.00           *        *         *
  Spectrun Equity Investors .....   50,000.00     12.0         --      --            --       --          12.00        *       6.7
   L.P. (5)
  Spectrum Equity Investors II
   L.P. (5) .....................  100,000.00     23.9         --      --            --       --          25.00        *      13.4
  BancBoston Ventures Inc. (6) ..   75,000.00     17.9    12,521.44     5.5          --       --          19.00        *      11.8
  Norwest Equity Partners VI,
   L.P. (7) .....................        --       --      50,083.75    21.9          --       --           --       --         6.7
  Norwest Venture Partners
   VI, L.Pl (7) .................        --       --      25,041.87    11.0          --       --           --       --         3.4
  HarbourVest Partners
   V-Direct Fund L.P. (8) .......        --       --      75,125.62    32.9          --       --           --       --        10.1
  Lion Investments Limited (9) ..        --       --       5,010.76     2.2          --       --           --       --           *
  Westpool Investment Trust
   plc (9) ......................        --       --      15,031.27     6.6          --       --           --       --         2.0
  General Electric Capital
   Corporation (10) .............        --       --      15,000.00     6.6          --       --           --       --         2.0
  Harold Poulson (11) ...........    1,000.00     --           --      --       19,809.27     37.0    19,809.27     44.3       2.7
  Jack S. Ramirez and Carol
   H. Ramirez (12) ..............        --       --           --      --        8,413.18     15.7     8,413.18     25.2       1.1
  Joyce Travis, Trustee of
   the Travis Living Trust
   Dated the 5th day of .........        --       --           --      --        4,952.31      9.3     4,952.31     16.6         *
   March, 1998 (13)
  James and Constance R .........
   Hertz (14) ...................        --       --           --      --        5,047.91      9.4     5,047.91     16.8         *
  Maxon R. and Kristina Davis
   (15) .........................        --       --           --      --        3,400.20      6.4     3,400.20     12.0         *
  Louise A. Davis (16) ..........        --       --           --      --        3,322.66      6.2     3,322.66     11.8         *
  Jay and Maria Downen (17)  ....        --       --           --      --        2,865.00      5.4     2,865.00     10.3         *
  Otis J. Downen, Trustee of
   the Otis J. Downen June
   1992 Trust, and Frances
   Eileen Downen, Trustee of
   the Frances Eileen Downen
   June 1992 Trust, as
   Tenants in ...................        --       --           --      --        2,862.44      5.3     2,862.44     10.3         *
   Common (18)
  Chris J. Downen (19) ..........        --       --           --      --        2,862.44      5.3     2,862.44     10.3         *

                                                                  SHARES BENEFICIALLY OWNED
                                   ---------------------------------------------------------------------------------------
                                          SERIES A            SERIES B              SERIES C
                                      PREFERRED STOCK      PREFERRED STOCK       PREFERRED STOCK         COMMON STOCK      FULLY-
                                   --------------------------------------------------------------------------------------- DILUTED
                                                  % OF                 % OF              % OF                  % OF        VOTING
NAME (1)                             SHARES       CLASS    SHARES      CLASS     SHARES  CLASS    SHARES(2)   CLASS(3)     POWER
---------------------------------  ----------     -----   ---------    -----    -------- -----    ---------   --------     -------
EXECUTIVE OFFICERS AND
DIRECTORS
Rodney A. Weary (20) (21) .......   16,030.00      3.8         --       --         --      --     13,377.00      46.8         3.9
John R. Hager (21) (22) .........        --       --           --       --         --      --      2,500.00       9.1           *
William J. Gerski (21) (23) .....        --       --           --       --         --      --      9,166.00      32.0         1.2
Jo Ellen Linn (21) (24) .........      430.00        *         --       --         --      --      1,528.00       6.0           *
Robert F. Benbow (25) ...........  150,000.00     38.9    30,051.46     13.2       --      --      5,719.00      20.5        24.8
William O. Charman (26) .........   75,000.00     17.9    12,521.44      5.5       --      --         19.00         *        11.7
William P. Collatos (27) ........  150,000.00     35.9         --       --         --      --         37.00         *        20.1
William A. Johnston (28) ........        --       --      75,125.62     32.9       --      --          --        --          10.1
Robert B. Liepold (21) (23) .....    1,000.00        *         --       --         --      --      2,113.00       8.2           *
Erik M. Torgerson (30) ..........        --       --      50,083.75     21.9       --      --          --        --           6.7
All executive officers and
 directors as a group (ten
 persons) .......................  392,460.00     93.5   167,782.27     73.4       --      --     34,459.00    100.00        79.5

*    Less than 1%

     (1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares set forth in the table.

     (2) Includes shares issuable upon exercise of warrants and options exercisable within 60 days of the date hereof, as well as shares of Common Stock issuable upon conversion of beneficially-owned shares of Series C Preferred Stock.

     (3) The percent of class beneficially owned by each listed holder of Common Stock appears unusually large, because there is a small number of shares of Common Stock outstanding relative to the number of shares of Common Stock owned and subject to options, warrants or conversion privileges held by such person.

     (4) The address is c/o Alta Communications, Inc., One Embarcadero Center, Suite 4050, San Francisco, California 94111, Attn: Robert Benbow. Alta Subordinated Debt Partners III, L.P. ("Alta Sub Debt III") is managed by Burr, Egan, Deleage & Co. Alta Communications VI, L.P. ("Alta VI") and Alta Comm S by S, LLC ("S by S") are managed by Alta Communications, Inc. The general partner of Alta Sub Debt III and the general partner of Alta VI exercise sole voting and investment powers with respect to the securities held by their respective fund. The general partners of Alta Subordinated Debt Management III, L.P., which is the general partner of Alta Sub Debt III, include Messrs. Craig Burr, William P. Egan, Brian McNeill, Robert Benbow, Timothy Dibble, Jean Deleage and Jonathan Flint and Ms. Eileen McCarthy. Such general partners may be deemed to share voting and investment powers for the shares held by Alta Sub Debt III. The general partners of Alta Communications VI Management Partners, L.P., which is the general partner of Alta VI, include Messrs. William P. Egan, Brian McNeill, Robert Benbow, Timothy Dibble and David Retik and Ms. Eileen McCarthy. Such general partners may be deemed to share voting and investment powers for the shares held by Alta VI. These general partners disclaim beneficial ownership of all such securities held by the funds except to the extent of their proportionate pecuniary interests therein. Certain principals of Burr, Egan, Deleage & Co. and Alta Communications, Inc. (including certain of the individuals identified above) are members of S by S, which invests alongside Alta
          VI. As members of S by S, they may be deemed to share voting and investment powers for the shares held by S by S. These principals disclaim beneficial ownership of all such shares except to the extent of their proportionate pecuniary interest therein.

          Common stock ownership includes warrants to purchase 2,103, 3,499 and 80 shares of Common Stock owned by Alta Sub Debt III, Alta VI and S by S, respectively.

     (5) The address is 125 High Street, Suite 2600, Boston, Massachusetts 02110, Attn: William P. Collatos. The sole general partner of Spectrum Equity Investors, L.P. is Spectrum Equity Advisors, LLC, a limited liability company whose members are Messrs. Brion B. Applegate and William P. Collatos. The sole general partner of Spectrum Equity Investors II, L.P. is Spectrum Equity Advisors II, LLC, a limited liability company whose members are Messrs. Brion B. Applegate, William P. Collatos and Kevin J. Morroni. Messrs. Applegate and Collatos may be deemed to share beneficial ownership of the shares owned by Spectrum Equity Investors, L.P., and Messrs. Applegate, Collatos and Morroni may be deemed to share beneficial ownership of the shares owned by Spectrum Equity Investors II, L.P. Such individuals disclaim such beneficial ownership except to the extent of their respective pecuniary interests in such shares.

     (6) The address is 175 Federal Street, 10th Floor, Boston, Massachusetts 02110, Attn: William O. Charman. The shares of Series A Preferred Stock and Series B Preferred Stock beneficially owned by BancBoston Ventures Inc. are controlled by its President, Frederick M. Fritz, and by its Managing Director, Sanford Anstey, and by William O. Charman, who is a director of the Company.

     (7) The address is c/o Norwest Venture Capital Management, Inc., 2800 Piper Jaffray Tower, 222 South Ninth Street, Minneapolis, Minnesota 55402, Attn: Erik M. Torgerson. The shares of Series B Preferred Stock beneficially owned by Norwest Equity Partners VI, LP are controlled by its general partner, Itasca LBO Partners VI, LLP, which is controlled by John E. Lindahl, Managing Partner, and by John P. Whaley, Managing Administrative Partner. The shares of Series B Preferred Stock beneficially owned by Norwest Venture Partners VI, LP are controlled by its general partner, Itasca VC partners, LLP, which is controlled by its Managing Partner, George J. Still, Jr., and by John P. Whaley, Managing Administrative Partner.

     (8) The address is c/o HarbourVest Partners, LLC, One Financial Center, 44th Floor, Boston, Massachusetts 02111, Attn: William A. Johnston. The sole general partner of HarbourVest Partners V -- Direct Fund L.P. ("HarbourVest V") is a limited liability company whose managing member is HarbourVest Partners, LLC. The managing directors of HarbourVest Partners, LLC are Messrs. George Anson, John M. Begg, Philip M. Bilden, Theodore A. Clark, Kevin S. Delbridge, William A. Johnston, Edward W. Kane, Frederick C. Maynard, Ofer Nernirovsky, Robert M. Wadsworth and D. Brooks Zug, and Ms. Martha D. Vorlicek. Such individuals may be deemed to share beneficial ownership of the shares held by HarbourVest V, and disclaim such beneficial ownership except to the extent of their respective pecuniary interest in such shares.

     (9) The address is c/o London Merchant Securities, Carlton House, 33 Robert Adam Street, London WIM 5AH, England, Attn: Iain MacPhail. Each of Lion Investments Limited and Westpool Investment Trust plc is a wholly-owned subsidiary of London Merchant Supplies plc, a publicly traded company in the U.K.

     (10) The address is 120 Long Ridge Road, 3rd Floor, Stamford, Connecticut 06927, Attn: Peter Foley. General Electric Capital Corporation is a wholly-owned subsidiary of General Electric Corporation.

     (11) The address is P.O. Box 1376, Great Falls, Montana 59403.

     (12) The address is 2061 Norwich Ct., Glenview, Illinois 60025.

     (13) The address is Escalon Avenue Apt. 2117, Sunnyvale, California 94086.

     (14) The address is 7444 Molt Road, Billings, Montana 59106.

     (15) The address is 163 Woodland Estates Rd., Great Falls, Montana 59404.

     (16) The address is 242 East 87th Street, Apt. 1K, New York, New York
          10128.

     (17) The address is 511 Fortress Circle, Leesburg, Virginia 21075.

     (18) The address is 2105 Noble Avenue, Springfield, Illinois 62704.

     (19) The address is 1617 Outer Park, Springfield, Illinois 62704.

     (20) 16,030 shares of Series A Preferred Stock and 9,730 shares of Common Stock are held by the Rodney A. Weary Revocable Trust Dated 10/25/95 and may be deemed to be beneficially owned by Mr. Weary. In addition, through the Stock Option Plan, Mr. Weary beneficially owns 3,647 shares of Common Stock as to which options have vested or will have vested within 60 days, out of a pool of 21,884 shares available to him.

     (21) The address is c/o Golden Sky Systems, Inc., 605 West 47th Street, Suite 300, Kansas City, Missouri 64112.

     (22) Through the Stock Option Plan, Mr. Hager beneficially owns 2,500 shares of Common Stock as to which options have vested or will have vested within 60 days, out of a pool of 10,000 available to him.

     (23) Mr. Gerski beneficially owns 5,414 shares of Common Stock. In addition, through the Stock Option Plan, Mr. Gerski beneficially owns 3,752 shares of Common Stock as to which options have vested or will have vested within 60 days, out of a pool of 15,000 shares available to him.

     (24) Ms. Linn beneficially owns 430 shares of Series A Preferred Stock and 1,111 shares of Common Stock. In addition, through the Stock Option Plan, Ms. Linn beneficially owns 417 shares of Common Stock as to which options have vested or will have vested within 60 days, out of a pool of 2,501 shares available to her.

     (25) The address is c/o Alta Communications, Inc., One Embarcadero Center, Suite 4050, San Francisco, California 94111. Shares held by Alta Subordinated Debt Partners III, L.P., Alta Communications VI, L.P. and Alta-Comm S By S, LLC. Mr. Benbow is a general partner of the respective general partners of Alta Subordinated Debt Partners III, L.P. and Alta Communications VI, L.P. As a general partner, he may be deemed to share voting and investment powers with respect to the shares held by the funds. Mr. Benbow disclaims beneficial ownership of the shares held by such funds except to the extent of his proportionate pecuniary interest therein. Mr. Benbow also disclaims beneficial ownership of all shares held by Alta Comm S by S, LLC, of which he is not a member.

     (26) The address is c/o BancBoston Ventures, Inc., 175 Federal Street, 10th Floor, Boston, Massachusetts 02110. Shares held by BancBoston Ventures Inc., which may be deemed to be beneficially owned by Mr. Charman.

     (27) The address is c/o Spectrum Equity Investors, 125 High Street, Suite 2600, Boston, Massachusetts 02110. Shares held by Spectrum Equity Investors L.P. and Spectrum Equity Investors II L.P., which may be deemed to be beneficially owned by Mr. Collatos.

     (28) The address is c/o HarbourVest Partners, LLC, One Financial Center, 44th Floor, Boston, Massachusetts 02111. Shares held by HarbourVest Partners V-Direct Fund L.P., which may be deemed to be beneficially owned by Mr. Johnston.

     (29) Mr. Liepold beneficially owns 1,000 shares of Series A Preferred Stock and 1,425 shares of Common Stock. In addition, through the Stock Option Plan, Mr. Liepold beneficially owns 688 shares of Common Stock as to which options have vested or will have vested within 60 days, out of a pool of 3,758 shares available to him.

     (30) The address is c/o Norwest Equity Partners, 2800 Piper Jaffray Tower, 222 South Ninth Street, Minneapolis, Minnesota 55402-3388. Shares held by Norwest Equity Partners VI, LP, which may be deemed to be beneficially owned by Mr. Torgerson.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

STOCK PURCHASE AGREEMENTS

     On February 12, 1997, pursuant to the Stock Purchase Agreement dated as of such date by and among the Company, Rodney A. Weary, and the investors named therein, the Company sold an aggregate 199,000 shares of Series A Preferred Stock, 75 shares of Common Stock, and warrants to purchase 5,682 shares of Common Stock to such investors. At subsequent closings on February 28 and March 10, 1997, the Company issued certain of such investors an additional 207,000 shares of Series A Preferred Stock and 25 shares of Common Stock in the aggregate. Such transactions resulted in proceeds to the Company of approximately $40.6 million in the aggregate. The Company subsequently sold an aggregate 12,000 shares of Series A Preferred Stock to certain investors who had not previously purchased either Series A Preferred Stock or Common Stock. Such transactions resulted in proceeds to the Company of approximately $35.6 million, in addition to conversion of approximately $2.4 million in stock subscriptions and $3.8 million in short term borrowings.

     Pursuant to an Agreement and Plan of Merger dated as of September 9, 1997 by and among the Company, GSS Mergersub Inc., a wholly-owned subsidiary of Holdings, and Holdings, GSS Mergersub Inc. merged with and into the Company, with the Company being the surviving corporation. Upon the consummation of such merger, each share of Series A Preferred Stock of the Company was converted into a share of Series A Preferred Stock of Holdings, each share of Common Stock of the Company was converted into a share of Common Stock of Holdings, and each share of capital stock of GSS Mergersub Inc. was converted into a share of Common Stock of the Company, thereby causing the Company to be a wholly-owned subsidiary of Holdings. Pursuant to a letter agreement dated as of September 9, 1997 by and between Holdings and the Company, the Company assigned and Holdings assumed all of the rights and obligations of the Company under the Series A Stock Purchase Agreement.

     Pursuant to a Note Purchase Agreement dated as of November 6, 1997 by and among Holdings, the Company and certain outside investors, Holdings issued and sold to such investors an aggregate $10.0 million principal amount of convertible promissory notes of Holdings ("Series B Convertible Notes"). Each Series B Convertible Note (together with accrued interest thereon, if any) was automatically convertible into a specified number of shares of Series B Preferred Stock upon the consummation of a qualified Series B Preferred Stock financing. On November 24, 1997, pursuant to the Stock Purchase Agreement dated as of such date by and among Holdings, the Company, Rodney A. Weary and the investors named therein, Holdings issued an aggregate 228,442 shares of Series B Preferred Stock at a purchase price of $200 per share to certain of such investors upon conversion of the Series B Convertible Notes. Such Stock Purchase Agreement provides that certain actions by Holdings, including the incurrence of indebtedness in excess of $1.0 million and the granting of liens securing indebtedness in excess of $1.0 million, require the approval of a supermajority of the members of the Holdings' Board of Directors.

     Subject to certain exceptions, Holdings and its subsidiaries (including the Company) are prohibited under the terms of each of the Stock Purchase Agreements from paying any dividends or making any distributions of cash, property or securities of Holdings or any such subsidiary with respect to any shares of capital stock of any such company, or directly or indirectly redeeming, purchasing or otherwise acquiring for consideration any shares of capital stock of any such company. Such prohibitions could have the effect of limiting the cash available for the Company to service its indebtedness.

     On October 2, 1998, pursuant to an Agreement and Plan of Merger, dated as of September 1, 1998, among Holdings, the Company, Western Montana DBS, Inc. d/b/a Rocky Mountain DBS ("Western Montana DBS") and the then stockholders of Western Montana DBS, Holdings issued an aggregate 51,000 shares of Series C Preferred Stock to such stockholders.

     On February 19, 1999, Holdings transferred all the outstanding capital stock of the Company (together with $100 in cash) to Golden Sky DBS in exchange for 100 shares of common stock, $.01 par value, of Golden Sky DBS.

STOCKHOLDERS' AGREEMENT

     Holdings and its stockholders have entered into a stockholders' agreement dated as of November 24, 1997 (the "Stockholders' Agreement"). Under the Stockholders' Agreement, Holdings and certain of its stockholders were granted a right of first offer and a co-sale option with respect to shares of Holdings' capital stock offered in transactions not otherwise expressly permitted under the Stockholders' Agreement. In addition, certain of the holders of Series A and Series B Preferred Stock were granted the right, upon the affirmative vote of 58% of the outstanding shares of each such class, to cause the other holders to (i) dispose of all their shares of capital stock of Holdings in connection with a sale of all outstanding shares of Holdings capital stock or (ii) vote for the merger or consolidation of Holdings with an unaffiliated acquiring entity or the sale of all or substantially all the assets of

Holdings. Such rights shall terminate immediately upon an initial public offering of Holdings' Common Stock meeting certain criteria or a sale of Holdings. The election of directors is also established by the Stockholders' Agreement. Under the Stockholders' Agreement, Holdings has agreed, subject to certain conditions, to effect up to four demand registrations of the Common Stock held by its stockholders for a sale to the public under applicable federal and state securities laws. In addition, the stockholders have certain "piggy-back" registration rights and rights to registration on Form S-3, subject to certain conditions. In consideration for such registration rights, under the Stockholders' Agreement the stockholders have agreed not to sell or otherwise dispose of shares of Holdings' Common Stock for 180 days following any initial public offering by Holdings upon the request of Holdings or the underwriter for such offering. The obligations of Holdings to register shares of its Common Stock under the Stockholders' Agreement will terminate as to any party thereto (other than Holdings) seven years after an initial public offering of Holdings' securities, or, as to any party holding less than 2% of Holdings' outstanding Common Stock, at such time after the first anniversary of an initial public offering when all such shares can be legally transferred in a three-month period under Rule 144 under the Securities Act (as reasonably determined by Holdings).

FORMER CABLE-VIDEO MANAGEMENT, INC. ARRANGEMENT

     On July 1, 1996, the Company entered into a management agreement with Cable-Video Management, Inc. ("CVM"), which is owned by Rodney A. Weary, the Company's Chief Executive Officer, to administer the Company's first Acquisition. The management agreement was terminated effective September 30, 1996. During the term of the agreement, total management fees of $280,000 were paid to CVM, and the Company reimbursed CVM for salaries and other miscellaneous expenses totaling approximately $343,000. Upon termination of the management agreement, the Company purchased the assets of CVM for $44,000.

CONSULTING ARRANGEMENT WITH ROBERT B. LIEPOLD

     The Company has an oral consulting agreement with Robert B. Liepold, a vice president and director of the Company, to provide expertise on an "as needed" basis at the rate of $200 per hour in fiscal 1997 and at the rate of $7,000 per month in 1998. The Company paid an aggregate $77,000 and $84,000 to Mr. Liepold in 1997 and 1998, respectively, in connection with such services. In addition, the Company paid Mr. Liepold a commission of $75,000 in October 1998 in connection with a recent acquisition.

PAYMENTS TO AFFILIATES OF RODNEY A. WEARY

     The Company utilizes the air transportation services of a company owned by Rodney A. Weary, the Company's Chief Executive Officer. The Company paid $506,000 in 1998, $109,000 in 1997 and $31,000 in 1996 in connection with such services. In October 1997, the Company entered into an agreement to lease an aircraft from Mr. Weary. The lease is cancelable with six months' notice and requires monthly payments equal to the greater of $20,000 or a fixed hourly operating charge based on prevailing market rates.

     In 1997, Mr. Weary loaned $150,000 to the Company at an interest rate of 10% per annum. In 1996, Mr. Weary made a short-term loan in the principal amount of $381,000 to the Company at an annual interest rate of 10%. All such amounts were repaid by the Company prior to December 31, 1997.

     Also in 1997, the Company paid $66,000 to a company affiliated with Mr. Weary, which payment was reimbursement relating to consulting services rendered to the Company.

     In 1997, F.G. Weary, the father of Rodney A. Weary, loaned $215,000 to the Company at an interest rate of 10% per annum. Such loan, together with accrued interest, was repaid by the Company prior to December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Report:

(1)  Financial Statements

                                                                                     PAGE
                                                                                     ----

Independent Auditors' Report ...................................................      F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998....................      F-3
Consolidated  Statements of Operations  for the period from  inception
  (June 25, 1996) through  December 31, 1996, and for the years ended
  December 31, 1997 and 1998....................................................      F-4
Consolidated  Statements of  Stockholder's  Equity for the period from inception (June 25, 1996)  through  December 31, 1996,  and for the years
  ended  December 31, 1997 and 1998............................................      F-5
Consolidated  Statements  of Cash Flows for the period from  inception
  (June 25, 1996) through  December 31, 1996, and for the years ended
  December 31, 1997 and 1998...................................................      F-6

(2)   Financial Statement Schedules

      None. All schedules have been included in the Consolidated Financial Statements or Notes thereto.

(3)   Exhibits

      The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Each document incorporated by reference is identified by a parenthetical referencing the prior filing in which it was included.

      2.1 Stock Purchase Agreement, dated as of July 11, 1997, among Golden Sky Systems, Inc., Argos Support Services Company and the several shareholders named therein. (Exhibit 2.1 to Registration Statement on Form S-4 No. 333-64367)

      2.2 Asset Purchase Agreement, dated as of July 19, 1998, by and between Golden Sky Systems, Inc. and Volcano Vision, Inc. (Exhibit 2.2 to Registration Statement on Form S-4 No. 333-64367)

      2.3 Agreement and Plan of Merger, dated as of September 1, 1998, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Western Montana DBS, Inc. d/b/a Rocky Mountain DBS and the stockholders of Western Montana DBS, Inc. named therein. (Exhibit 2.3 to Registration Statement on Form S-4 No. 333-64367)

      3.1 Second Amended and Restated Certificate of Incorporation of Golden Sky Systems, Inc. (Exhibit 3.1 to Registration Statement on Form S-4 No. 333-64367)

      3.2 By-Laws of Golden Sky Systems, Inc., adopted as of October 1, 1997. (Exhibit 3.2 to Registration Statement on Form S-4 No. 333-64367)

      4.1 Indenture, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., as issuer, Argos Support Services Company, as guarantor, PrimeWatch, Inc., as guarantor, and State Street Bank and Trust Company of Missouri, N.A., as trustee, relating to the 12 3/8% Senior Subordinated Notes due 2006, Series A and 12 3/8% Senior Subordinated Notes due 2006, Series B of Golden Sky Systems, Inc. (Exhibit 4.1 to Registration Statement on Form S-4 No. 333-64367)

      4.2 Form of 12 3/8% Senior Subordinated Note due 2006, Series B of Golden Sky Systems, Inc. (Included in Exhibit 4.1 to Registration Statement on Form S-4 No. 333-64367)

      4.3 Registration Rights Agreement, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and NationsBanc Montgomery Securities LLC, as initial purchasers. (Exhibit 4.3 to Registration Statement on Form S-4 No. 333-64367)

      4.4 Escrow Agreement, dated as of July 31, 1998, by and among State Street Bank and Trust Company of Missouri, N.A., as escrow agent and as trustee under the Indenture, and Golden Sky Systems, Inc. (Exhibit 4.4 to Registration Statement on Form S-4 No. 333-64367)

      4.5 Account Control Agreement, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., State Street Bank and Trust Company of Missouri, N.A., as escrow agent and as custodian and securities intermediary. (Exhibit 4.5 to Registration Statement on Form S-4 No. 333-64367)

      10.1 Purchase Agreement, dated July 24, 1998, among Golden Sky Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and NationsBanc Montgomery Securities LLC, relating to the issuance and sale of $195,000,000 aggregate principal amount of 12 3/8% Senior Subordinated Notes due 2006, Series A of Golden Sky Systems, Inc. (Exhibit 10.1 to Registration Statement on Form S-4 No. 333-64367)

      10.2 Amended and Restated Credit Agreement, dated as of May 8, 1998, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent. (Exhibit 10.2 to Registration Statement on Form S-4 No. 333-64367)

      10.3 First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 1999, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent. (Exhibit 10.17 to Registration Statement on Form S-4 No. 333-64367)

      10.4 Form of NRTC/Member Agreement for Marketing and Distribution of DBS Services, as amended. (Exhibit 10.3 to Registration Statement on Form S-4 No. 333-64367)

      10.6 Employment Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and Rodney A. Weary. (Exhibit 10.6 to Registration Statement on Form S-4 No. 333-64367)*

      10.7 Non-Competition Agreement between Golden Sky Systems, Inc., and Rodney A. Weary. (Exhibit 10.11 to Registration Statement on Form S-4 No. 333-64367)*

      10.8 Employment Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and Jo Ellen Linn. (Exhibit 10.7 to Registration Statement on Form S-4 No. 333-64367)*

      10.9 Non-Competition Agreement between Golden Sky Systems, Inc. and Jo Ellen Linn. (Exhibit 10.12 to Registration Statement on Form S-4 No. 333-64367)*

      10.10 Employment Agreement, dated as of November 3, 1997, between Golden Sky Systems, Inc. and William J. Gerski. (Exhibit 10.8 to Registration Statement on Form S-4 No. 333-64367)*

      10.11 Employment Agreement, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.10 to Registration Statement on Form S-4 No. 333-64367)*

      10.12 Non-Competition Agreement, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.13 to Registration Statement on Form S-4 No. 333-64367)*

      10.13 Confidentiality and Proprietary Rights Agreements, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit
            10.15 to Registration Statement on Form S-4 No. 333-64367)*

      10.14 Form of Director Indemnification Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and each of the members of its Board of Directors. (Exhibit 10.14 to Registration Statement on Form S-4 No. 333-64367)

      10.15 Exchange Agency Agreement, dated as of November 24, 1998, between Golden Sky Systems, Inc. and State Street Bank and Trust Company of Missouri, N.A., as exchange agent. (Exhibit 10.16 to Registration Statement on Form S-4 No. 333-64367)

      10.16 Office Building Lease, dated January 27, 1999, between Belletower Partners, L.L.C. and Golden Sky Systems, Inc. (Exhibit 10.18 to Registration Statement on Form S-4 No. 333-64367)

      12.1 Statements re Computation of Ratios. (Exhibit 12.1 to Registration Statement on Form S-4 No. 333-64367)

      21.1 Subsidiaries of Golden Sky Systems, Inc. (Exhibit 21.1 to Registration Statement on Form S-4 No. 333-64367)

      24.1 Powers of Attorney of the members of the Board of Directors of Golden Sky Systems, Inc. (Included in the signature pages of this report)**

      27.1  Financial Data Schedule.**

      99.1 Stock Purchase Agreement, dated as of February 12, 1997, among Golden Sky Systems, Inc., Rodney A. Weary and the investors named therein. (Exhibit 99.3 to Registration Statement on Form S-4 No. 333-64367)

      99.2 Stock Purchase Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Rodney
            A. Weary, and the investors named therein. (Exhibit 99.4 to Registration Statement on Form S-4 No. 333-64367)

      99.3 Stockholders Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc. and the investors and other stockholders named therein. (Exhibit 99.5 to Registration Statement on Form S-4 No. 333-64367)

            *     Management contract or compensatory plan or arrangement.

            **    Filed herewith.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GOLDEN SKY SYSTEMS, INC.

                                                By: /s/ John R. Hager
                                                    ---------------------------
                                                    John R. Hager
                                                    Chief Financial Officer

Date: March 30, 1999

     The undersigned directors and officers of Golden Sky Systems, Inc. hereby appoint Rodney A. Weary and John R. Hager, or either of them individually, as attorney-in-fact for the undersigned, with full power of substitution for, and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments to this Report on Form 10-K, and Exhibits to this Report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature                                            Title                                   Date
---------                                            -----                                   ----
 /s/ RODNEY A. WEARY                        Chairman of the Board,                      March 30, 1999
-------------------------------------          Chief Executive Officer
    Rodney A. Weary                            and Director (Principal
                                               Executive Officer)

 /s/ JOHN R. HAGER                          Chief Financial Officer                     March 30, 1999
------------------------------------------     (Principal Financial and
    John R. Hager                              Accounting Officer)

/s/ ROBERT F. BENBOW                        Director                                    March 30, 1999
------------------------------------
    Robert F. Benbow

                                            Director
----------------------------------
    William O. Charman

                                            Director
-----------------------------------
    William P. Collatos

                                            Director
----------------------------------
    William A. Johnston

 /s/ ROBERT B. LIEPOLD                      Director                                    March 30, 1999
--------------------------------------
    Robert B. Liepold

 /s/ ERIK M. TORGERSON                      Director                                    March 30, 1999
------------------------------------
    Erik M. Torgerson

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                      PURSUANT TO SECTION 12 OF THE ACT.

     No annual report to security holders covering the registrant's last fiscal year or proxy statement, form of proxy or other proxy soliciting material has been sent to any security holders.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS
   Independent Auditors' Report........................................................................   F-2
   Consolidated Balance Sheets as of December 31, 1997 and 1998........................................   F-3
   Consolidated  Statements of Operations  for the period from  inception  (June 25, 1996) through
     December 31, 1996, and for the years ended December 31, 1997 and 1998.............................   F-4
   Consolidated  Statements of Stockholder's  Equity for the period from inception (June 25, 1996)
     through December 31, 1996, and for the years ended December 31, 1997 and 1998.....................   F-5
   Consolidated  Statements  of Cash Flows for the period from  inception  (June 25, 1996) through
     December 31, 1996, and for the years ended December 31, 1997 and 1998.............................   F-6

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Investors
Golden Sky Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Golden Sky Systems, Inc. as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholder's equity and cash flows for the period from inception (June 25, 1996) through December 31, 1996, and for the years ended December 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Sky Systems, Inc. as of December 31, 1997 and 1998 and the results of their operations and their cash flows for the period from inception (June 25, 1996) through December 31, 1996, and for the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.


KPMG LLP

February 22, 1999, except for paragraph seven of Note 5, which is as of March 22, 1999
Kansas City, Missouri

                            GOLDEN SKY SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                               DECEMBER 31,
                                                                    -------------------------------
                                                                       1997                 1998
                                                                    ----------           ----------
ASSETS
Current assets:
   Cash and cash equivalents ...............................        $   13,632           $    4,460
   Restricted cash, current portion ........................              --                 28,083
   Subscriber receivables (net of allowance for
     uncollectible accounts of $138 and $293, ..............             3,843                8,632
     respectively)
   Other receivables .......................................               335                2,465
   Inventory ...............................................             2,174               10,146
   Prepaid expenses and other ..............................               127                1,859
                                                                    ----------           ----------
Total current assets .......................................            20,111               55,645
Restricted cash, net of current portion ....................              --                 23,534
Property and equipment (net of accumulated depreciation
   of $1,061 and $3,214, respectively) .....................             2,936                4,994
Intangible assets, net .....................................           129,896              233,139
Deferred financing costs ...................................             3,106               10,541
Other assets ...............................................               187                  218
                                                                    ----------           ----------
     Total assets ..........................................        $  156,236           $  328,071
                                                                    ==========           ==========

LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Trade accounts payable ..................................        $    8,471           $   13,539
   Interest payable ........................................               786               11,009
   Current maturities of long-term obligations .............             2,538                8,916
   Unearned revenue ........................................             2,630                5,574
   Accrued payroll and other ...............................             1,859                1,403
                                                                    ----------           ----------
Total current liabilities ..................................            16,284               40,441
Long-term obligations, net of current maturities:
   12 3/8%  Notes ..........................................              --                195,000
   Bank debt ...............................................            60,000               67,000
   Seller notes payable ....................................             6,200                6,912
   Other  notes  payable  and  obligations  under  capital .               375                  376
     leases
   Minority interest .......................................             2,928                2,420
                                                                    ----------           ----------
Total long-term obligations, net of current maturities .....            69,503              271,708
                                                                    ----------           ----------
Total liabilities ..........................................            85,787              312,149

Commitments and contingencies

Stockholder's Equity:
   Common Stock, par value $.01; 1,000 shares authorized,
     issued and outstanding ................................              --                   --
   Additional paid-in capital ..............................            87,400               97,600
   Accumulated deficit .....................................           (16,951)             (81,678)
                                                                    ----------           ----------
Total stockholder's equity .................................            70,449               15,922
                                                                    ----------           ----------
Total liabilities and stockholder's equity .................        $  156,236           $  328,071
                                                                    ==========           ==========

         See accompanying notes to consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                                                             INCEPTION
                                                                              THROUGH
                                                                      YEARS ENDED DECEMBER 31,
                                                    DECEMBER 31,     --------------------------
                                                        1996            1997            1998
                                                    ------------     ----------      ----------
Revenue:
   DBS services ..................................   $      219      $   16,452      $   74,910
   Lease and other ...............................           36             944           1,014
                                                     ----------      ----------      ----------
Total revenue ....................................          255          17,396          75,924

Costs and Expenses:
   Costs of DBS services .........................          130           9,304          45,291
   System operations .............................           26           3,796          11,021
   Sales and marketing ...........................           73           7,316          32,201
   General and administrative ....................        1,035           2,331           7,431
   Depreciation and amortization .................           97           7,300          23,166
                                                     ----------      ----------      ----------
Total costs and expenses .........................        1,361          30,047         119,110
                                                     ----------      ----------      ----------

Operating loss ...................................       (1,106)        (12,651)        (43,186)

Non-operating items:
   Interest and investment income ................            1              40           1,573
   Interest expense ..............................          (62)         (3,173)        (20,537)
                                                     ----------      ----------      ----------
Total non-operating items ........................          (61)         (3,133)        (18,964)
                                                     ----------      ----------      ----------

Loss before income taxes .........................       (1,167)        (15,784)        (62,150)
Income taxes .....................................         --              --              --
                                                     ----------      ----------      ----------

Loss before extraordinary charge .................       (1,167)        (15,784)        (62,150)
Extraordinary charge on early retirement of debt .         --            (2,577)           --
                                                     ----------      ----------      ----------
Net loss .........................................   $   (1,167)     $  (15,784)     $  (64,727)
                                                     ==========      ==========      ==========


         See accompanying notes to consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (Dollars in thousands)

                                                                            ADDITIONAL
                                                             COMMON          PAID-IN         ACCUMULATED
                                                              STOCK          CAPITAL           DEFICIT           TOTAL
                                                            --------         --------        -----------        --------
Balance at inception (June 25, 1996) ..................     $   --           $   --            $   --            $   --

   Issuance of 1,000 shares of Common Stock ...........         --                  1              --                   1
   Net loss ...........................................         --               --              (1,167)           (1,167)
                                                            --------         --------          --------          --------

Balance at December 31, 1996 ..........................         --                  1            (1,167)           (1,166)

   Cancellation of originally issued Common Stock .....         --                 (1)             --                  (1)
   Issuance of 1,000 shares of new Common Stock .......         --               --                --                --
   Contribution from Golden Sky Holdings, Inc. ........         --             87,400              --              87,400
   Net loss ...........................................         --               --             (15,784)          (15,784)
                                                            --------         --------          --------          --------

Balance at December 31, 1997 ..........................         --             87,400           (16,951)           70,449

   Contribution from Golden Sky Holdings, Inc. ........         --             10,200              --              10,200
   Net loss ...........................................         --               --             (64,727)          (64,727)
                                                            --------         --------          --------          --------
Balance at December 31, 1998 ..........................     $   --           $ 97,600          $(81,678)         $ 15,922
                                                            ========         ========          ========          ========


         See accompanying notes to consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                  INCEPTION
                                                                   THROUGH
                                                                DECEMBER 31,             YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------------
                                                                         1996              1997              1998
                                                                      ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ........................................................     $   (1,167)       $  (15,784)       $  (64,727)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ................................             97             7,300            23,166
   Amortization of deferred financing costs .....................           --                 215               977
   Extraordinary charge on early retirement of debt .............           --                --               2,577
   Change in operating assets and liabilities, net of
       acquisitions:
     Subscriber receivables, net of unearned revenue ............            (13)           (2,501)           (1,757)
     Other receivables ..........................................           (123)             (161)           (2,130)
     Inventory ..................................................            (31)           (1,604)           (8,049)
     Prepaid expenses and other .................................            (17)             (203)           (1,228)
     Trade accounts payable .....................................            372             7,515             5,068
     Interest payable ...........................................             53               733            10,223
     Accrued payroll and other ..................................             39             1,391              (708)
                                                                      ----------        ----------        ----------
Net cash used in operating activities ...........................           (790)           (3,099)          (36,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets ...........................         (2,806)         (120,051)         (104,487)
Offering proceeds and investment earnings placed in escrow ......           --                --             (51,617)
Purchases of property and equipment .............................           (105)             (998)           (3,317)
Other ...........................................................           (320)              320              (500)
                                                                      ----------        ----------        ----------
Net cash used in investing activities ...........................         (3,231)         (120,729)         (159,921)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from investors' subscriptions to purchase ..............          2,499              --                --
preferred stock
Proceeds from issuance of Series A Convertible
   Participating ................................................           --              34,289              --
   Preferred Stock
Net proceeds from issuance of 12 3/8% Notes .....................           --                --             189,150
Borrowings under the Credit Agreement ...........................           --              75,000            28,000
Borrowings under the Credit Facility ............................           --                --              62,000
Principal payments on the Credit Agreement ......................           --             (15,000)             --
Principal payments on the Credit Facility .......................           --                --             (83,000)
Proceeds from issuance of notes payable .........................          2,396             2,115              --
Principal payments on notes payable and obligations under
   capital leases ...............................................           (396)           (2,902)           (3,675)
Proceeds from issuance of Common Stock ..........................              1              --                --
Contribution from Golden Sky Holdings, Inc. .....................           --              46,800              --
Increase in deferred financing costs ............................           --              (3,321)           (5,138)
                                                                      ----------        ----------        ----------
Net cash provided by financing activities .......................          4,500           136,981           187,337
                                                                      ----------        ----------        ----------

Net increase (decrease) in cash and cash equivalents ............            479            13,153            (9,172)
Cash and cash equivalents, beginning of period ..................           --                 479            13,632
                                                                      ==========        ==========        ==========
Cash and cash equivalents, end of period ........................     $      479        $   13,632        $    4,460
                                                                      ==========        ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest .......................................     $        9        $    2,225        $    9,337
   Property and equipment acquired under capitalized
      lease obligations .........................................           --                 554               609
   Retirement of Credit Agreement from borrowings under
      the Credit Facility .......................................           --                --              88,000
   Issuance of seller notes payable in acquisitions .............          2,450             8,600            10,157
   Conversion of notes payable and subscriptions to
      Series A Convertible Participating Preferred Stock ........           --               6,311              --
   Contribution from Golden Sky Holdings, Inc. resulting
      from issuance of its preferred stock in acquisitions ......           --                --              10,200

         See accompanying notes to consolidated financial statements.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF OPERATIONS

Principal Business

    Golden Sky Systems, Inc. ("Systems" or "the Company") is the second largest independent provider of DIRECTV subscription television services. DIRECTV is the leading direct broadcast satellite ("DBS") company serving the continental United States. Systems, a Delaware corporation formed on June 25, 1996 ("Inception"), is a non-voting affiliate of the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC has contracted with Hughes Communications Galaxy, Inc. ("Hughes") for the exclusive right to distribute DIRECTV programming to homes in certain rural territories of the United States ("Rural DIRECTV Markets"). As of December 31, 1998, Systems has acquired 48 Rural DIRECTV Markets in 22 states with approximately 1.7 million households. As of that same date, Systems served approximately 230,500 subscribers.

    Organization and Legal Structure

    Until February 1999, Systems was a wholly-owned subsidiary of Golden Sky Holdings, Inc. ("Holdings"). Holdings is a Delaware corporation formed on September 9, 1997 for the purpose of holding all the capital stock of Systems. Upon the formation of Holdings, Systems issued 1,000 shares of its common stock to Holdings and all the shareholders of the then outstanding preferred stock of Systems were issued equivalent shares of Holdings stock with identical features to Systems' preferred stock (the "Exchange"). The Exchange was accounted for as a reorganization of entities under common control and the historical cost basis of consolidated assets and liabilities was not affected by the transaction. Holdings has no significant assets or liabilities other than its investment in Systems.

    On February 2, 1999, Golden Sky DBS, Inc. ("Golden Sky DBS") was formed for the purpose of effecting an offering of senior discount notes. Upon formation, Golden Sky DBS issued 100 shares of its common stock to Holdings in exchange for $100 and the subsequent transfer of all of the capital stock of Systems to Golden Sky DBS. Upon completion of the aforementioned transfer, Systems became a wholly-owned subsidiary of Golden Sky DBS.

    Significant Risks and Uncertainties

    Substantial Leverage. Systems is highly leveraged, making it vulnerable to changes in general economic conditions and interest rates. As of December 31, 1998, Systems had outstanding long-term debt (including current portion) totaling approximately $278.2 million. Substantially all of Systems' and its subsidiaries' assets are pledged as collateral on its long-term debt. Further, the terms associated with Systems' long-term debt obligations significantly restrict its ability to incur additional indebtedness. Thus, it may be difficult for Systems and its subsidiaries to obtain additional debt financing if desired or required in order to further implement Systems' business strategy.

Expected Operating Losses. Due to the substantial expenditures required to acquire Rural DIRECTV Markets and subscribers, Systems has sustained significant losses since Inception. Systems' operating losses were $1.1 million, $12.7 million and $43.2 million for the periods ended December 31, 1996, 1997 and 1998, respectively. Systems' net losses during those same periods aggregated $1.2 million, $15.8 million and $64.7 million, respectively. Improvement in Systems' results of operations is principally dependent upon its ability to cost effectively expand its subscriber base, control subscriber churn (i.e., the rate at which subscribers terminate service), and effectively manage its operating and overhead costs. No assurance can be given that Systems will be effective with regard to these matters. Systems incurs significant costs to acquire DIRECTV subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber churn. Systems anticipates that it will continue to experience operating losses through at least 1999. There can be no assurance that such operating losses will not continue beyond 1999 or that Systems' operations will generate sufficient cash flows to pay its obligations, including its obligations on its long-term debt.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND NATURE OF OPERATIONS - CONTINUED

    Restrictions on Dividends and Other Distributions. The ability of Systems and its subsidiaries to pay dividends and make other distributions and advances is subject to, among other things, the terms of its long-term debt obligations and applicable law. As a result, Systems may be limited in its ability to make dividend payments and other distributions to Golden Sky DBS at the time such distributions are needed by Golden Sky DBS to meet its obligations.

    Reliance on DIRECTV/NRTC. Systems obtains substantially all of its revenue from the distribution of DIRECTV programming services. As a result, Systems would be materially adversely affected by any material change in the assets, financial condition, programming, technological capabilities or services of DIRECTV or Hughes. Further, Systems relies upon DIRECTV to continue to provide programming services on a basis consistent with its past practice. Any change in such practice due to, for example, a failure to replace a satellite upon the expiration of its useful orbital life or a delay in launching a successor satellite may prevent Systems from continuing to provide DBS services and could have a material adverse effect on Systems financial condition and results of operations. Additionally, Systems' ability to offer DIRECTV programming services depends upon agreements between the NRTC and Hughes and between Systems and the NRTC. The NRTC's interests may differ from Systems' interests. Systems would be materially and adversely affected by the termination of the NRTC's agreement with Hughes and/or the termination of Systems' agreements with the NRTC. Systems' agreements with the NRTC require that it use the NRTC for certain support services including subscriber information and data reporting capability, retail billing services and central office subscriber services. Such services are critical to the operation and management of Systems' business.

    Competition. The subscription television industry is highly competitive. Systems faces competition from companies offering video, audio, data, programming and entertainment services. Many of these competitors have substantially greater financial and marketing resources than Systems. Systems ability to effectively compete in the subscription television industry will depend on a number of factors, including competitive factors (such as the introduction of new technologies or the entry of additional strong competitors) and the level of consumer demand for such services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

    The consolidated financial statements include the financial statements of Systems and its majority owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Minority interest represents the cumulative earnings and losses, after capital contributions, attributable to minority partners and stockholders.

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make a number of estimates and assumptions which affect the reported amounts of assets and liabilities, as well as the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 1997 and 1998, cash and cash equivalents include cash on hand, demand deposits and money market accounts.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Restricted Cash

    Restricted cash, as reflected in the accompanying consolidated balance sheets, include cash restricted by the indenture associated with the Company's 12 3/8% Notes (see Note 5), plus investment earnings thereon. Restricted cash, which is held in escrow, is invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the indenture. As of December 31, 1998, restricted cash was composed entirely of U.S. treasury notes.

Inventory

    Inventory is stated at the lower of cost (first-in, first-out) or market and consists of receivers, satellite dishes and accessories ("DBS equipment"). The Company subsidizes the cost to the consumer of such equipment, which is required to receive DIRECTV programming services. Additionally, the Company subsidizes the cost to the consumer of installation of DBS equipment. Equipment and installation revenues and related expenses are recognized upon delivery and installation of DBS equipment. Net transaction costs associated with the sale and installation of DBS equipment are reported as a component of sales and marketing expenses in the accompanying consolidated statements of operations. During the periods ended December 31, 1996, 1997 and 1998, aggregate proceeds from the sale and installation of DBS equipment totaled $57,000, $3.8 million and $11.0 million, respectively; related cost of sales totaled $68,000, $4.6 million and $25.8 million during those same periods.

Long-lived Assets

    Systems reviews its long-lived assets (e.g., property and equipment) and certain identifiable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets which are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future cash flows related to the asset. For those assets that are to be disposed of, the assets would be impaired to the extent the fair value does not exceed the book value. Systems considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of DIRECTV distribution rights owned, in assessing whether the carrying value of assets can be recovered.

Property and Equipment

    Property and equipment, consisting of computer hardware and software, furniture, vehicles, and office and other equipment, is recorded at cost. Depreciation is recognized on a straight-line basis over the related estimated useful lives, which range from two to five years.

DIRECTV Distribution Rights

    DIRECTV distribution rights, which represent the excess of the purchase price over the fair value of net assets acquired, are amortized on a straight-line basis over the periods expected to be benefited, generally up to 12 years. The expected period to be benefited corresponds to the remaining estimated orbital lives of the satellites used by Hughes for distribution of DIRECTV programming services. Hughes' satellites are estimated to have orbital lives of approximately 15 years from the respective launch dates in December 1993, August 1994 and June 1995.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Cash and cash equivalents: The carrying value approximates fair value as a result of the short maturity of these instruments.

         Receivables and payables: These assets are carried at cost, which approximates fair value as a result of the short-term nature of the instruments.

         Long-term debt and notes payable: Fair value of the 12 3/8% Notes (as defined) is based on quoted market prices. As of December 31, 1998, the carrying value of the 12 3/8% Notes was $195.0 million; the fair value of the 12 3/8% Notes approximated $199.9 million as of that same date. The carrying value of Systems' Credit Facility (as defined) and other notes payable approximate fair value, as interest rates are variable or approximate market rates.

Revenue Recognition

    DBS services revenue is recognized in the month service is provided. Unearned revenue represents subscriber advance billings for one or more months and revenue recognition is deferred until service is provided.

System Operations Expense

    System operations expense includes payroll and other administrative costs related to the Company's local offices and national call center.

Advertising Costs

    Advertising costs are expensed as incurred. Such costs aggregated $33,000, $1.4 million and $5.1 million during the periods ended December 31, 1996, 1997 and 1998, respectively.

Income Taxes

    Systems elected to be taxed as an S Corporation for federal income tax purposes in 1996. As an S Corporation, Systems was generally not directly subject to income taxation. On February 12, 1997, Systems terminated its S Corporation status, and thereafter is subject to income taxation as a C Corporation under Subchapter "C" of the Internal Revenue Code. Upon formation, Holdings elected to be taxed as a C Corporation for federal income tax purposes. Pro forma income taxes have not been presented because the Company has incurred operating losses in all periods.

Effects of Recently Issued Accounting Pronouncements

    Systems adopted Statement of Financial Accounting Standards ("FAS") No. 130, "Reporting Comprehensive Income" ("FAS No. 130") during the first quarter of 1998. FAS No. 130 established new rules for the reporting of comprehensive income and its components. FAS No. 130 has no impact on net income or stockholder's equity. Systems has no components of comprehensive income other than net loss and thus, adoption of FAS No. 130 had no effect on its financial statements.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 is effective for fiscal years beginning after June 15, 1999. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, Systems has no derivative instruments or hedging arrangements. Accordingly, adoption of FAS No. 133 is not expected to have a material effect on Systems' financial position or results of operations.

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5, which is effective for fiscal years beginning after December 15, 1998, defines costs related to start-up activities and requires that such costs be expensed as incurred. As Systems previously has expensed all such costs, the adoption of SOP 98-5 is not expected to effect Systems' financial position or results of operations.

    Reclassifications

    Certain amounts from the prior years consolidated financial statements have been reclassified to conform with the current year presentation.

3.  ACQUISITIONS

    The Company accounts for its acquisitions using the purchase method. The Company's consolidated statements of operations for the periods ended December 31, 1996, 1997 and 1998 include the results of operations of acquired Rural DIRECTV Markets from the respective acquisition dates.

    The aggregate purchase price (including direct acquisition costs) for the acquisitions completed during 1996, 1997 and 1998 were allocated as follows (dollars in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                             ------------------------------------------
                                                1996            1997            1998
                                             ----------      ----------      ----------
DIRECTV distribution rights ............     $    4,664      $  116,394      $  114,747
Customer lists .........................            453           9,450           7,114
Non-compete agreements .................             35           4,879           2,587
Property and equipment .................            135           1,953             204
Minority interest ......................           --            (2,931)           --
Working capital, net ...................            (31)            (20)            192
                                             ----------      ----------      ----------
                                             $    5,256      $  129,725      $  124,844
                                             ==========      ==========      ==========

      The following summarizes the Company's acquisitions of Rural DIRECTV Markets consummated during 1996, 1997 and 1998 (dollars in thousands):

                                                                                                        AGGREGATE
    SELLER                                            ACQUISITION DATE               STATE            CONSIDERATION
    ----------------------------------------------   -------------------      --------------------   ---------------
    Aurora Cable TV...............................    November 15, 1996            Tennessee              $  1,092
    TV Tennessee, Inc.............................    November 22, 1996            Tennessee                 4,164
                                                                                                          --------
       Total 1996 acquisitions....................                                                        $  5,256
                                                                                                          ========
    Deep East Texas Telecommunications, Inc.......    February 7, 1997               Texas                $  1,919
    Images DBS Kansas, L.C., Images DBS
       Oklahoma, L.C. and Total Communications,       February 12, 1997         Kansas/Oklahoma             12,702
       Inc........................................
    Direct Satellite TV, LTD......................    February 28, 1997              Texas                   3,746
    Thunderbolt Systems, Inc......................     March 11, 1997              Missouri                  6,127
    Western Montana DBS, Inc. dba Rocky Mountain
       DBS........................................       May 1, 1997               Colorado                  4,774
    TEG DBS Services, Inc.........................      June 12, 1997               Nevada                   5,237
    GVEC Rural TV, Inc............................      July 8, 1997                 Texas                   5,176
    Satellite Entertainment, Inc..................      July 14, 1997         Minnesota/Michigan             9,640
    Direct Vision.................................      July 15, 1997              Minnesota                 7,452
    Argos Support Services Company................     August 8, 1997         Florida/Texas/Utah            18,217
    JECTV, a segment of Jackson Electric               August 26, 1997               Texas                   9,453
       Cooperative................................
    Lakes Area TV.................................    September 2, 1997            Minnesota                 1,355
    DCE Satellite Entertainment, LLC..............    October 13, 1997             Wisconsin                   313
    Direct Broadcast Satellite, a segment of CTS
       Communication Corporation..................    November 7, 1997             Michigan                  4,293
    DBS, L.C......................................    November 17, 1997              Iowa                    1,911
    Panora Telecommunications, Inc................    November 20, 1997              Iowa                    1,131
    Souris River Television, Inc..................    November 21, 1997          North Dakota                7,276
    Cal-Ore Digital TV, Inc.......................    December 8, 1997         California/Oregon             5,095
    NRTC System No. 0093, a segment of Cable and
       Communications Corporation.................    December 17, 1997             Montana                  3,876
    Western Montana Entertainment Television,         December 22, 1997             Montana                  7,067
       Inc........................................
    South Plains DBS..............................    December 23, 1997              Texas                   9,143
    Lakeland DBS..................................    December 24, 1997            Oklahoma                  3,822
                                                                                                          --------
       Total 1997 acquisitions....................                                                        $129,725
                                                                                                          ========

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  ACQUISITIONS - CONTINUED

                                                                                                        AGGREGATE
    SELLER                                            ACQUISITION DATE               STATE            CONSIDERATION
    ----------------------------------------------   -------------------      --------------------   ---------------
    Direct Broadcast Satellite, a segment of
       Nemont Communications Inc..................    January 14, 1998          Montana/Wyoming              8,284
    Triangle Communications System, Inc...........    January 20, 1998              Montana                  9,765
    Wyoming Mutual Telephone......................    January 21, 1998               Iowa                      527
    North Willamette Telephone....................     March 10, 1998               Oregon                   6,015
    Northwest Communications......................     March 10, 1998            North Dakota                1,363
    Beulahland Communications, Inc................     March 19, 1998              Colorado                    835
    Direct Broadcast Satellite, a segment of SCS
       Communications & Security, Inc.............     April 20, 1998               Oregon                   5,386
    PrimeWatch, Inc...............................       May 8, 1998            North Carolina               7,988
    Mega TV.......................................      May 11, 1998                Georgia                  2,103
    Direct Broadcast Satellite, a division of
       Baldwin County Electric Membership               June 29, 1998               Alabama                 11,769
       Corporation................................
    Frontier Corporation..........................      July 8, 1998               Wisconsin                   734
    North Texas Communications....................     August 6, 1998                Texas                   3,118
    SEMO Communications Corporation...............     August 26, 1998             Missouri                  2,918
    DBS Segment of Cumby Cellular, Inc............     August 31, 1998               Texas                   7,553
    Minburn Telephone.............................   September 18, 1998              Iowa                      447
    Western Montana DBS, Inc. dba Rocky Mountain
       DBS........................................     October 2, 1998           Idaho/Montana              20,740
    Direct Broadcast Satellite, a segment of
       Volcano Vision, Inc........................     October 9, 1998            California                31,425
    North Central Missouri Electric Coop..........    November 2, 1998             Missouri                  1,745
    Star Search Rural Television, Inc.............    November 5, 1998             Oklahoma                  2,129
             ----                                                                                         --------
       Total 1998 acquisitions....................                                                        $124,844
                                                                                                          ========

    The unaudited pro forma information presented below reflects the Company's acquisitions of Rural DIRECTV Markets consummated during 1997 and 1998 as if each such acquisition had occurred as of the beginning of the period presented. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions been consummated at those times (dollars in thousands).

                                                                  YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                     1997            1998
                                                                -------------    -------------
     Total revenue.................................               $ 39,937       $ 87,857
     Net loss before extraordinary charge..........                (26,654)       (79,813)

    Subsequent to December 31, 1998, the Company acquired the exclusive rights to provide DIRECTV programming in four additional Rural DIRECTV Markets. These Rural DIRECTV Markets served approximately 10,600 subscribers as of the respective acquisition dates. The aggregate purchase price of these acquisitions, which represent approximately 54,000 television households, totaled $19.9 million.

    During 1997, Systems acquired a controlling interest in DCE Satellite Entertainment, LLC ("DCE"). Systems has an option to purchase, for approximately $3.9 million, the remaining ownership interest in DCE that it does not own. Systems may exercise this option by delivering no earlier than April 8, 1999, and no later than April 23, 1999, written notice to DCE of its intention to exercise such option. Pursuant to the related operating agreement between Systems and DCE, closing shall occur no later than 30 days after the delivery of such notice.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  INTANGIBLE ASSETS

    Intangible assets, which are amortized using the straight-line method over the related estimated useful lives, consist of the following (dollars in thousands):

                                                   DECEMBER 31,
                                             -------------------------      ESTIMATED
                                                1997           1998        USEFUL LIFE
                                             ----------     ----------     -----------
DIRECTV distribution rights ............     $  121,969     $  236,531     10-12 years
Customer lists .........................          9,903         17,018        5 years
Non-compete agreements .................          4,914          7,501        3 years
                                             ----------     ----------
                                                136,786        261,050
Less accumulated amortization............        (6,890)       (27,911)
                                             ----------     ----------
  Intangible assets, net.................    $  129,896     $  233,139
                                             ==========     ==========

5.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (dollars in thousands):

                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                       1997                 1998
                                                                    ----------           ----------
12 3/8% Notes ..............................................        $     --             $  195,000
Bank debt ..................................................            60,000               67,000
Seller notes payable .......................................             8,600               15,407
Other notes payable and obligations under capital leases ...               513                  797
Minority interest ..........................................             2,928                2,420
                                                                    ----------           ----------
Total long-term obligations ................................            72,041              280,624
Less current maturities ....................................            (2,538)              (8,916)
                                                                    ==========           ==========
     Long-term obligations, net of current maturities ......        $   69,503           $  271,708
                                                                    ==========           ==========

    12 3/8% Notes

    On July 31, 1998, Systems consummated an offering (the "12 3/8% Notes Offering") of 12 3/8% Senior Subordinated Notes due 2006 (the "12 3/8% Notes"). Interest on the 12 3/8% Notes is payable in cash semi-annually in arrears on February 1 and August 1 of each year, with the first interest payment due February 1, 1999. The 12 3/8% Notes mature on August 1, 2006. The 12 3/8% Notes Offering resulted in net proceeds to the Company of approximately $189.2 million (after payment of underwriting discounts and other issuance costs aggregating approximately $5.8 million). Approximately $45.2 million of the net proceeds of the 12 3/8% Notes Offering were placed in escrow to fund the first four semi-annual interest payments (through August 1, 2000) on the 12 3/8% Notes. Additionally, $5.3 million was reserved to fund a portion of a contingent reduction of the Company's availability under its Credit Facility. Such contingent reduction will not occur as a result of the February 1999 amendment to the Credit Facility (see Note 15).

    The 12 3/8% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of Systems. The 12 3/8% Notes rank pari passu in right of payment with all other existing and future senior subordinated indebtedness, if any, of Systems and senior in right of payment to all existing and future subordinated indebtedness, if any, of Systems. The 12 3/8% Notes are guaranteed on a full, unconditional, joint and several basis by Argos Support Services Company ("Argos") and PrimeWatch, Inc. ("PrimeWatch"). Both Argos and PrimeWatch are wholly-owned subsidiaries of the Company.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LONG-TERM OBLIGATIONS - CONTINUED

    The 12 3/8% Notes are redeemable, in whole or in part, at Systems' option on or after August 1, 2003, at redemption prices decreasing from 112% during the year commencing August 1, 2003 to 108% on or after August 1, 2005, plus accrued and unpaid interest, if any, to the date of redemption. In addition, on or prior to August 1, 2001, Systems may, at its option, redeem up to 35% of the originally issued aggregate principal amount of the 12 3/8% Notes, at a redemption price equal to 112.375% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption solely with the net proceeds of a public equity offering of Systems or Holdings yielding gross proceeds of at least $40.0 million and any subsequent public equity offerings (provided that, in the case of any such offering or offerings by Holdings, all the net proceeds thereof are contributed to Systems); provided, further that immediately after any such redemption the aggregate principal amount of Notes outstanding must equal at least 65% of the originally issued aggregate principal amount of the 12 3/8% Notes.

    The indenture related to the 12 3/8% Notes (the "12 3/8% Notes Indenture") contains restrictive covenants that, among other things, impose limitations on Systems' ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, enter into certain transactions with affiliates, incur indebtedness that is subordinate in right of payment to any senior indebtedness and senior in right of payment to the 12 3/8% Notes, incur liens, permit restrictions on the ability of subsidiaries to pay dividends or make certain payments to Systems, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of Systems' assets.

    In the event of a change of control, as defined in the 12 3/8% Notes Indenture, each holder of 12 3/8% Notes will have the right to require Systems to purchase all or a portion of such holder's 12 3/8% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase.

    The 12 3/8% Notes were issued in a private placement pursuant to Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"). During 1998, Systems filed a registration statement with the Securities and Exchange Commission (the "SEC") relating to the exchange of the privately issued notes for publicly registered notes with substantially identical terms (including principal amount, interest rate, maturity, security and ranking). Because the registration statement was not declared effective within the time period required under the registration rights agreement associated with the 12 3/8% Notes Offering, from December 29, 1998 through March 22, 1999 (the date the registration statement was declared effective), Systems was required to pay liquidated damages of $18,750 per week to holders of the 12 3/8% Notes.

    Bank Debt

    During 1997, Systems entered into a credit agreement (the "Credit Agreement") with a group of financial institutions, which provided for borrowings of $100.0 million. Loans outstanding under the Credit Agreement bore interest at variable rates (prime rate or LIBOR plus an applicable margin). At December 31, 1997, the effective rates on these loans ranged from 9% to 11%.

    During May 1998, the Company entered into a seven-year, $150.0 million amended credit facility (the "Credit Facility") with a syndicate of lenders. The Credit Facility provides for a term loan commitment of $35.0 million and a revolving loan commitment of $115.0 million. Borrowings under the Credit Facility bear interest at variable rates (approximately 10% as of December 31, 1998) calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin. As of December 31, 1998, aggregate borrowings outstanding under the Credit Facility totaled $67.0 million, including $35.0 million borrowed pursuant to the Credit Facility's term loan commitment.

    Upon execution of the Credit Facility, Systems recognized an extraordinary charge of approximately $2.6 million to write-off unamortized deferred financing costs associated with the Credit Agreement.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LONG-TERM OBLIGATIONS - CONTINUED

    In February 1999, the Credit Facility was amended to permit, among other things, the offering of senior discount notes by Golden Sky DBS (see Note 15). As amended, the term loan commitment amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. Availability of revolving loan borrowings reduces by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. Borrowings under the Credit Facility are unconditionally and irrevocably guaranteed by Holdings, Golden Sky DBS, and two subsidiaries of Systems, Argos and PrimeWatch. Further, such borrowings are secured by (i) a pledge by Holdings of all of the capital stock of Golden Sky DBS, (ii) a pledge by Golden Sky DBS of all of the capital stock of Systems, (iii) an equal and ratable pledge of all of the capital stock of Systems' subsidiaries, (iv) a first priority security interest in all of such subsidiaries' assets, and (v) a collateral assignment of Systems' NRTC agreements.

    The Credit Facility contains a number of significant covenants that, among other things, limit Systems' ability to incur additional indebtedness and guaranty obligations, create liens and other encumbrances, make certain payments, investments, loans and advances, pay dividends or make other distributions in respect of Systems' capital stock, sell or otherwise dispose of assets, make capital expenditures, merge or consolidate with another entity, create subsidiaries, make amendments to its organizational documents or transact with affiliates. As of each of December 31, 1997 and 1998, no amounts were available for distribution to Holdings.

    The Credit Facility also contains a number of financial covenants that will require Systems to meet certain financial ratios and financial condition tests. These financial covenants, in certain instances, become effective at different points in time and vary over time. The covenants include limitations on indebtedness per subscriber, limitations on subscriber acquisition costs, maintenance of a minimum fixed charge coverage ratio, maintenance of minimum interest coverage ratios, and limitations on indebtedness to pro forma EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. Revolving credit availability under the Credit Facility depends upon satisfaction of the various covenants as well as minimum subscriber base requirements. As of December 31, 1998, the Company was in compliance with all of the covenants under the Credit Facility.

    Commitment fees are payable on unused amounts available under the Credit Facility. Such commitment fees, which are payable quarterly in arrears, range from 0.50% per annum to 1.25% per annum based on Systems' utilization of such commitments.

    Seller Notes Payable

    In connection with certain 1996 acquisitions, the Company issued seller notes payable totaling $2.5 million and bearing interest at an annual rate of 10%. These notes were repaid during 1997. The Company also issued seller notes payable totaling $8.6 million in connection with certain 1997 acquisitions and $10.2 million in connection with certain 1998 acquisitions. As of December 31, 1998, approximately $13.9 million of the outstanding seller notes payable were collateralized by bank letters of credit. The seller notes payable bear interest at rates ranging from 7% to 10%.

    Other Notes Payable

    In November 1996, the Company issued $2.0 million in promissory notes to a group of lenders under a bridge financing agreement. The notes bore interest at the rate of 10% per annum. In February 1997, these notes, along with $1.8 million in additional promissory notes issued in January 1997, were exchanged for Systems' Series A Convertible Participating Preferred Stock. In connection with the bridge agreement, Systems' issued warrants exercisable for 5,682 shares of its Common Stock at an exercise price of $.01 per share. These warrants were immediately exercisable and expire on February 12, 2007. At the date of issuance, the fair value of the warrants was not material. These warrants were assumed by Holdings after its formation.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LONG-TERM OBLIGATIONS - CONTINUED

    Future maturities of amounts outstanding under Systems' long-term obligations as of December 31, 1998 are summarized as follows (dollars in thousands, bank debt amounts reflect February 1999 amendment):

                                            12 3/8%                   SELLER NOTES
                                             NOTES       BANK DEBT      PAYABLE        OTHER         TOTAL
                                           ----------    ----------   ------------   ----------    ----------
Year Ending December 31,
   1999 ................................   $     --      $     --      $    8,495    $      421    $    8,916
   2000 ................................         --            --           1,906           322         2,228
   2001 ................................         --            --           1,969            54         2,023
   2002 ................................         --             350         2,037          --           2,387
   2003 ................................         --             350         1,000          --           1,350
   Thereafter ..........................      195,000        66,300          --            --         261,300
                                           ----------    ----------    ----------    ----------    ----------
    Total debt .........................   $  195,000    $   67,000    $   15,407    $      797    $  278,204
                                           ==========    ==========    ==========    ==========    ==========

6.  STOCKHOLDER'S EQUITY

    During 1996, Systems issued 1,000 shares of Common Stock, par value $.01, for aggregate consideration of $1,000 cash. In February 1997, Systems (i) amended its certificate of incorporation to cancel its outstanding shares of Common Stock; (ii) created new classes of common and preferred stock and (iii) exchanged all of the canceled shares of Systems' Common Stock for an aggregate of ten shares of Systems' Series A Convertible Participating Preferred Stock (the "Series A Preferred Stock").

    In February 1997, Systems issued 24,990 shares of Series A Preferred Stock in fulfillment of an investor's subscription to purchase Series A Preferred Stock that was outstanding at December 31, 1996 (aggregate consideration of $2,499,000). During that same month, Systems issued 100 shares of its Common Stock (par value $.01) for aggregate consideration of $100 cash and a total of 38,107 shares of Series A Preferred Stock upon the conversion of convertible promissory notes (plus accrued interest of approximately $62,000) issued in November 1996 ($2.0 million) and January 1997 ($1.8 million). In February and March 1997, Systems issued 342,893 additional shares of Series A Preferred Stock for cash totaling $34.3 million. Upon the formation of Holdings in September 1997, all shareholders of Systems' Common Stock and Series A Preferred Stock were issued equivalent shares of Holdings stock. Concurrent therewith, Systems issued 1,000 shares of its Common Stock (par value $0.01) to Holdings for cash proceeds of $10 and all previously outstanding shares of Systems' Common Stock and Series A Preferred Stock were canceled.

7.  STOCK INCENTIVE PLAN

    In July 1997 Systems adopted the Golden Sky Systems, Inc. Stock Option and Restricted Stock Purchase Plan (the "Stock Incentive Plan") to provide incentive to attract and retain certain officers, directors and key employees. The options are exercisable during a period of up to ten years after grant. Stock options granted under the Stock Incentive Plan vest over a three-year period. Effective September 9, 1997, Holdings assumed the Stock Incentive Plan. Participants in the Holdings' Stock Incentive Plan received options with terms identical to those under Systems' Stock Incentive Plan and all previously outstanding options were canceled.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  STOCK INCENTIVE PLAN - CONTINUED

    A summary of incentive stock option activity during 1997 and 1998 is as follows:

                                                                                  1997                      1998
                                                                          ---------------------    -----------------------
                                                                                      WEIGHTED-                  WEIGHTED-
                                                                                      AVERAGE                    AVERAGE
                                                                                      EXERCISE                   EXERCISE
                                                                          OPTIONS      PRICE        OPTIONS       PRICE
                                                                          -------     --------      -------      --------
Options outstanding, beginning of year .............................         --       $   --         62,525      $   1.00
Granted ............................................................       62,525         1.00       18,693          1.00
Exercised ..........................................................         --           --        (24,831)         1.00
Forfeited ..........................................................         --           --         (7,642)         1.00
                                                                           ------     --------       ------      --------
Options outstanding, end of year ...................................       62,525     $   1.00       48,745      $   1.00
                                                                           ======     ========       ======      ========
Options exercisable, end of year ...................................        8,684     $   1.00        5,595      $   1.00
                                                                           ======     ========       ======      ========

    Accounting for Stock-Based Compensation

    Systems has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for the Stock Incentive Plan. Under APB 25, because the exercise price of employee stock options granted pursuant to the Stock Incentive Plan is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Systems elected to not adopt FAS No. 123 for expense recognition purposes.

    Pro forma information regarding net income is required by FAS No. 123 and has been determined as if Systems had accounted for its stock-based compensation using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the corresponding vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                        YEARS ENDED DECEMBER 31,
                                                                        -------------------------
                                                                          1997             1998
                                                                        --------         --------
Risk-free interest rate........................................            6.0%              6.0%
Dividend yield.................................................            0.0%              0.0%
Volatility factor..............................................            0.0%              0.0%
Expected term of options.......................................         10 years         10 years

    The options granted during the years ended December 31, 1997 and 1998 had no net value using the preceding assumptions. Therefore, there was no pro forma effect on Systems' net loss.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  401(k) RETIREMENT PLAN

    Systems sponsors a 401(k) Retirement Plan (the "401(k) Plan") for eligible employees. Employer matching contributions to the 401(k) Plan, which became effective as of January 1, 1997, are discretionary. During the years ended December 31, 1997 and 1998, Systems made no discretionary employer matching contributions to the 401(k) Plan. Administrative expenses associated with the 401(k) Plan during those same periods were not material.

9.  INCOME TAXES

     The components of the (provision for) benefit from income taxes are as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                        1997               1998
                                                     ----------         ----------
Current (provision) benefit:
   Federal ..................................        $    3,777         $   16,325
   State ....................................               717              3,097
   Increase in valuation allowance ..........            (4,494)           (19,422)
                                                     ----------         ----------
Total current (provision) benefit ...........              --                 --

Deferred benefit:
   Federal ..................................             1,148              3,243
   State ....................................               218                615
   Increase in valuation allowance ..........            (1,366)            (3,858)
                                                     ----------         ----------
Total deferred benefit ......................              --                 --
                                                     ----------         ----------
     Total benefit (provision) ..............        $     --           $     --
                                                     ==========         ==========

    As of December 31, 1998, the Company had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $63.4 million. The NOLs expire beginning in the year 2011. Use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. FAS No. 109, "Accounting for Income Taxes" ("FAS No. 109"), requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance if deemed necessary.

    In 1998, Systems increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management frequently reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changed circumstances indicate that it is more likely than not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of Systems' provision for income taxes.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9.  INCOME TAXES - CONTINUED

    The temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1997 and 1998 are as follows (in thousands):

                                                              DECEMBER 31,
                                                     -----------------------------
                                                        1997               1998
                                                     ----------         ----------
Current deferred tax assets:
   Allowance for doubtful accounts ..........        $       52         $      111
   Amortization of intangible assets ........                54                 54
   Accrued expenses .........................              --                   29
                                                     ----------         ----------
Gross current deferred tax assets ...........               106                194
Valuation allowance .........................              (106)              (194)
                                                     ----------         ----------
Net current deferred tax assets .............              --                 --

Non-current deferred tax assets:
   Depreciation .............................                 7                 45
   Amortization of intangible assets ........               951              4,497
   Net operating loss carryforwards .........             5,095             24,677
                                                     ----------         ----------
Total non-current deferred tax assets .......             6,053             29,219
Non-current deferred tax liabilities:
   Amortization of intangible assets ........              (299)              (271)
                                                     ----------         ----------
Gross non-current deferred tax assets .......             5,754             28,948
Valuation allowance .........................            (5,754)           (28,948)
                                                     ----------         ----------
Net non-current deferred tax assets .........              --                 --
                                                     ----------         ----------
Net deferred tax assets .....................        $     --           $     --
                                                     ==========         ==========

    The actual income tax benefit (provision) for 1997 and 1998 are reconciled to the amounts computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                            -------------------------------------------------------------
                                                                      1997                                1998
                                                            -------------------------          --------------------------
                                                              TAX              RATE              TAX               RATE
                                                            --------         --------          --------          --------
Statutory rate ........................................     $  4,725           34.0 %          $ 21,131            34.0 %
State income taxes, net of federal benefit ............          617              4.4             2,450               3.9
Non-deductible amortization of intangible assets ......         (291)            (2.1)             (415)             (0.7)
Other .................................................          (12)            --                 (27)             --
Increase in valuation allowance .......................       (5,039)           (36.3)          (23,139)            (37.2)
                                                            --------         --------          --------          --------
Income taxes ..........................................     $   --                - %          $   --                 - %
                                                            ========         ========          ========          ========

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. COMMITMENTS AND CONTINGENCIES

    The Company has non-cancelable operating leases for office, warehouse and storage space that expire at various dates. Future minimum lease payments as of December 31, 1998 are summarized as follows (dollars in thousands):

1999.........................................................            $1,522
2000.........................................................             1,186
2001.........................................................               733
2002.........................................................               443
2003.........................................................               121
                                                                         ------
          Total..............................................            $4,005
                                                                         ======

    In November 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including DBS satellites. The Company is unable to determine the impact, if any, these meteoroid events could have on the DBS satellites used by Hughes for distribution of DIRECTV programming services. In the event the Hughes DBS satellites are adversely affected by these meteoroid or other events, the Company's business and results of operations could be adversely impacted.

11. RELATED PARTY TRANSACTIONS

    During 1996, Systems purchased the assets of Cable-Video Management, Inc. ("CVM"), an entity owned by Systems' president, for $44,000. Prior to the acquisition of CVM's assets, Systems obtained management and other services from CVM. Aggregate management fees paid to CVM approximated $280,000 during 1996 and are included in general and administrative expenses in the accompanying consolidated statements of operations. Also during 1996, Systems reimbursed CVM for salaries and other miscellaneous expenses aggregating $343,000. In 1997, Systems paid $66,000 to a company affiliated with Systems' president for consulting services received by Systems. Additionally, during 1996, 1997 and 1998, Systems paid $5,000, $77,000 and $159,000 (including
$75,000 paid in connection with a 1998 acquisition), respectively, to one of its directors for consulting services.

    During 1996, the Company's president provided Systems with a short-term loan in the amount of $381,000. In 1997, the Company received an additional $150,000 short-term loan from its president and a $215,000 short-term loan from a shareholder. Each of these loans bore interest at an annual rate of 10% and was repaid during 1997.

    Systems has contracted with an entity owned by its president for air transportation services. Such services include the lease of an aircraft. This lease is cancelable with six months notice and requires monthly payments equal to the greater of $20,000 or an aggregate fixed hourly operating charge. The fixed hourly operating charge is based on prevailing market prices. The total cost of such services received by Systems approximated $31,000, $109,000 and $506,000 during 1996, 1997 and 1998, respectively.

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. VALUATION AND QUALIFYING ACCOUNTS

    Systems' valuation and qualifying accounts as of December 31, 1996, 1997 and 1998 are as follows (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                      --------------- -------------- ---------------
                                                                         1996              1997              1998
                                                                      ----------        ----------        ----------
Allowance for doubtful accounts, beginning of period                  $     --          $        4        $      138
Charged to costs and expenses ...................................              4               417             1,537
Deductions ......................................................           --                (283)           (1,382)
                                                                      ----------        ----------        ----------
Allowance for doubtful accounts, end of period ..................     $        4        $      138        $      293
                                                                      ==========        ==========        ==========

13. CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS

        Consolidating financial information for the Company, the Company's guarantor subsidiaries, and the Company's non-guarantor subsidiaries is as follows (dollars in thousands):

Consolidated Balance Sheet -- December 31, 1997


                                                                                                    CONSOLIDATING/
                                                                     GUARANTOR      NON-GUARANTOR     ELIMINATING      SYSTEMS
                                                    SYSTEMS        SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS    CONSOLIDATED
                                                   ----------      ------------     ------------    --------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents .................      $   12,146       $    1,077      $      409             $--       $   13,632
  Subscriber receivables, net ...............           2,841              633             369            --              3,843
  Other receivables .........................             307               28            --              --                335
  Intercompany receivables ..................           2,570             --              --            (2,570)            --
  Inventory .................................           1,997              106              71            --              2,174
  Prepaid expenses and other ................             127             --              --              --                127
                                                   ----------       ----------      ----------      ----------       ----------
Total current assets ........................          19,988            1,844             849          (2,570)          20,111
Property and equipment, net .................           2,759               77             100            --              2,936
Investment in subsidiaries ..................          26,735             --              --           (26,735)            --
Intangible assets, net ......................          96,585           18,302           3,842          11,167          129,896
Deferred financing costs ....................           3,106             --              --              --              3,106
Other assets ................................              91               86              10            --                187
                                                   ----------       ----------      ----------      ----------       ----------
     Total assets ...........................      $  149,264       $   20,309      $    4,801      $  (18,138)      $  156,236
                                                   ==========       ==========      ==========      ==========       ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Trade accounts payable ...................      $    8,125       $      194      $      152             $--       $    8,471
   Interest payable .........................             786             --              --              --                786
   Current maturities of long-term ..........           2,538             --              --              --              2,538
     obligations
   Unearned revenue .........................           1,857              511             262            --              2,630
   Accrued payroll and other ................           1,372            2,655             402          (2,570)           1,859
                                                   ----------       ----------      ----------      ----------       ----------
Total current liabilities ...................          14,678            3,360             816          (2,570)          16,284

Long-term obligations, net of current
 maturities:
   Bank debt ................................          60,000             --              --              --             60,000
   Seller notes payable .....................           6,200             --              --              --              6,200
   Other notes payable and obligations
     under capital leases ...................             331               44            --              --                375
   Minority interest ........................            --               --              --             2,928            2,928
                                                   ----------       ----------      ----------      ----------       ----------
Total long-term obligations, net of
  current maturities ........................          66,531               44            --             2,928           69,503
                                                   ----------       ----------      ----------      ----------       ----------
Total liabilities ...........................          81,209            3,404             816             358           85,787
Stockholder's Equity (Deficit):
  Common Stock ..............................            --                  6            --                (6)            --
  Additional paid-in capital ................          87,400            1,967            --            (1,967)          87,400
  Retained earnings (accumulated
   deficit) .................................         (19,345)          14,932           3,985         (16,523)         (16,951)
                                                   ----------       ----------      ----------      ----------       ----------
Total stockholder's equity (deficit) ........          68,055           16,905           3,985         (18,496)          70,449
                                                   ----------       ----------      ----------      ----------       ----------
     Total liabilities and stockholder's
       equity (deficit) .....................      $  149,264       $   20,309      $    4,801      $  (18,138)      $  156,236
                                                   ==========       ==========      ==========      ==========       ==========

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidated Statement of Operations - Year Ended December 31, 1997

                                                                                    CONSOLIDATING/
                                                         GUARANTOR    NON-GUARANTOR  ELIMINATING    SYSTEMS
                                             SYSTEMS    SUBSIDIARIES   SUBSIDIARIES  ADJUSTMENTS  CONSOLIDATED
                                           ----------   ------------   ------------- -----------  ----------
Revenue:
  DBS services .........................   $   13,356    $    2,787    $      309    $     --      $   16,452
  Lease and other ......................          931          --              13          --             944
                                           ----------    ----------    ----------    ----------    ----------
 Total revenue .........................       14,287         2,787           322          --          17,396

Costs and Expenses:
 Costs of DBS services .................        7,514         1,601           189          --           9,304
   System operations ...................        2,830           876           100           (10)        3,796
   Sales and marketing .................        6,597           693            26          --           7,316
   General and administrative ..........        2,260            59            12          --           2,331
   Depreciation and amortization .......        6,312           109            79           800         7,300
                                           ----------    ----------    ----------    ----------    ----------
 Total costs and expenses ..............       25,513         3,338           406           790        30,047
                                           ----------    ----------    ----------    ----------    ----------
 Operating loss ........................      (11,226)         (551)          (84)         (790)      (12,651)

Non-operating items:
    Interest and investment income .....           30            10          --            --              40
   Interest expense ....................       (3,170)           (3)         --            --          (3,173)
                                           ----------    ----------    ----------    ----------    ----------
 Total non-operating items .............       (3,140)            7          --            --          (3,133)
                                           ----------    ----------    ----------    ----------    ----------
 Loss before income taxes ..............      (14,366)         (544)          (84)         (790)      (15,784)
 Income taxes ..........................         --            --            --            --            --
                                           ----------    ----------    ----------    ----------    ----------
 Net loss ..............................   $  (14,366)   $     (544)   $      (84)   $     (790)   $  (15,784)
                                           ==========    ==========    ==========    ==========    ==========

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidated Statement of Cash Flows  - Year Ended December 31, 1997

                                                                                                  CONSOLIDATING/
                                                                  GUARANTOR       NON-GUARANTOR     ELIMINATING        SYSTEMS
                                                  SYSTEMS        SUBSIDIARIES     SUBSIDIARIES      ADJUSTMENTS      CONSOLIDATED
                                                 ----------      ------------     -------------    -------------     ------------
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss ......................................  $  (14,366)      $     (544)      $      (84)      $     (790)      $  (15,784)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities:
    Depreciation and amortization .............       6,312              109               79              800            7,300
    Amortization of deferred
      financing costs .........................         215             --               --               --                215
    Change in operating assets and
      liabilities, net of acquisitions:
    Subscriber receivables, net
      of unearned revenue .....................      (1,827)            (615)             (59)            --             (2,501)
     Other receivables ........................        (185)              24             --               --               (161)
     Inventory ................................      (1,499)             (34)             (71)            --             (1,604)
     Prepaid expenses and other ...............        (201)               8              (10)            --               (203)
     Trade accounts payable ...................       7,683             (320)             152             --              7,515
     Interest payable .........................         733             --               --               --                733
     Accrued payroll and other ................      (1,461)           2,460              402              (10)           1,391
                                                 ----------       ----------       ----------       ----------       ----------
Net cash used in operating
  activities ..................................      (4,596)           1,088              409             --             (3,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV
   Markets ....................................    (120,051)            --               --               --           (120,051)
Purchases of property and equipment ...........        (992)              (6)            --               --               (998)
Other .........................................         320             --               --               --                320
                                                 ----------       ----------       ----------       ----------       ----------
Net cash used in investing
  activities ..................................    (120,723)              (6)            --               --           (120,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A
   Preferred Stock ............................      34,289             --               --               --             34,289
Borrowings under the Credit
   Agreement ..................................      75,000             --               --               --             75,000
Principal payments on the Credit
   Agreement ..................................     (14,995)              (5)            --               --            (15,000)
Proceeds from issuance of notes
   payable ....................................       2,115             --               --               --              2,115
Principal payments on notes
   payable and obligations under
   capital leases .............................      (2,902)            --               --               --             (2,902)
Contribution from Holdings ....................      46,800             --               --               --             46,800
Increase in deferred financing
   costs ......................................      (3,321)            --               --               --             (3,321)
                                                 ----------       ----------       ----------       ----------       ----------
Net cash provided by (used in)
financing activities ..........................     136,986               (5)            --               --            136,981

Net increase in cash and cash .................      11,667            1,077              409             --             13,153
  equivalents
Cash and cash equivalents,
  beginning of period .........................         479             --               --               --                479
                                                 ----------       ----------       ----------       ----------       ----------
Cash and cash equivalents, end of
  period ......................................  $   12,146       $    1,077       $      409       $     --         $   13,632
                                                 ==========       ==========       ==========       ==========       ==========

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidated Balance Sheet -- December 31, 1998

                                                                                                CONSOLIDATING/
                                                                 GUARANTOR       NON-GUARANTOR   ELIMINATING        SYSTEMS
                                                 SYSTEMS        SUBSIDIARIES     SUBSIDIARIES    ADJUSTMENTS      CONSOLIDATED
                                                ----------      ------------     -------------  --------------    ------------
ASSETS
Current assets:
   Cash and cash equivalents .............      $      827       $    1,189      $    2,444               $       $    4,460
   Restricted cash, current portion ......          28,083             --              --              --             28,083
   Subscriber receivables, net ...........           6,815            1,043             774            --              8,632
   Other receivables .....................           2,360               87              18            --              2,465
   Intercompany receivables ..............          11,521             --              --           (11,521)            --
   Inventory .............................           9,255              583             308            --             10,146
   Prepaid expenses and other ............           1,819               37               3            --              1,859
                                                ----------       ----------      ----------      ----------       ----------
Total current assets .....................          60,680            2,939           3,547         (11,521)          55,645
Restricted cash, net of current
   portion ...............................          23,534             --              --              --             23,534
Property and equipment, net ..............           4,418              381             195            --              4,994
Investment in subsidiaries ...............          34,200             --              --           (34,200)            --
Intangible assets, net ...................         199,867           25,051           3,525           4,696          233,139
Deferred financing costs .................          10,541             --              --              --             10,541
Other assets .............................             133               85            --              --                218
                                                ----------       ----------      ----------      ----------       ----------
     Total assets ........................      $  333,373       $   28,456      $    7,267      $  (41,025)      $  328,071
                                                ==========       ==========      ==========      ==========       ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Trade accounts payable ................      $   13,482       $       49      $        8      $     --         $   13,539
   Interest payable ......................          11,009             --              --              --             11,009
   Current maturities of long-term
     obligations .........................           8,916             --              --              --              8,916
   Unearned revenue ......................           4,380              789             405            --              5,574
   Accrued payroll and other .............            1028            6,263           5,633         (11,521)           1,403
                                                ----------       ----------      ----------      ----------       ----------
Total current liabilities ................          38,815            7,101           6,046         (11,521)          40,441
Long-term obligations, net of current
  maturities
   12 3/8% Notes .........................         195,000             --              --              --            195,000
   Bank debt .............................          67,000             --              --              --             67,000
   Seller notes payable ..................           6,912             --              --              --              6,912
   Other notes payable and
     obligations under capital leases ....             318               58            --              --                376
   Minority interest .....................            --               --              --             2,420            2,420
                                                ----------       ----------      ----------      ----------       ----------
Total long-term obligations, net of
  current maturities .....................         269,230               58            --             2,420          271,708
                                                ----------       ----------      ----------      ----------       ----------
Total liabilities ........................         308,045            7,159           6,046          (9,101)         312,149

Stockholder's Equity (Deficit):
  Common Stock ...........................            --                896            --              (896)            --
  Additional paid-in capital .............          97,600            1,967            --            (1,967)          97,600
   Retained earnings (accumulated
   deficit) ..............................         (72,272)          18,434           1,221         (29,061)         (81,678)
                                                ----------       ----------      ----------      ----------       ----------
Total stockholder's equity (deficit) .....          25,328           21,297           1,221         (31,924)          15,922
                                                ----------       ----------      ----------      ----------       ----------
     Total liabilities and
       stockholder's equity (deficit) ....      $  333,373       $   28,456      $    7,267      $  (41,025)      $  328,071
                                                ==========       ==========      ==========      ==========       ==========

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidated Statement of Operations  - Year Ended December 31, 1998

                                                                                     CONSOLIDATING/
                                                          GUARANTOR    NON-GUARANTOR  ELIMINATING      SYSTEMS
                                            SYSTEMS      SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS    CONSOLIDATED
                                           ----------    ------------  ------------- --------------  ------------
Revenue:
   DBS services ........................   $   57,437    $   11,172    $    6,301    $     --         $   74,910
   Lease and other .....................          982            22            10          --              1,014
                                           ----------    ----------    ----------    ----------       ----------
 Total revenue .........................       58,419        11,194         6,311          --             75,924

Costs and Expenses:
   Costs of DBS services ...............       34,640         6,813         3,838          --             45,291
   System operations ...................        7,683         2,533         1,318          (513)          11,021
   Sales and marketing .................       23,753         5,045         3,403          --             32,201
   General and administrative ..........        7,000           267           164          --              7,431
   Depreciation and amortization .......       19,336           996           340         2,494           23,166
                                           ----------    ----------    ----------    ----------       ----------
 Total costs and expenses ..............       92,412        15,654         9,063         1,981          119,110
                                           ----------    ----------    ----------    ----------       ----------

 Operating loss ........................      (33,993)       (4,460)       (2,752)       (1,981)         (43,186)

Non-operating items:
   Interest and investment income ......        1,571             2          --            --              1,573
   Interest expense ....................      (20,497)          (28)          (12)         --            (20,537)
                                           ----------    ----------    ----------    ----------       ----------
 Total non-operating items .............      (18,926)          (26)          (12)         --            (18,964)
                                           ----------    ----------    ----------    ----------       ----------

 Loss before income taxes ..............      (52,919)       (4,486)       (2,764)       (1,981)         (62,150)
 Income taxes ..........................         --            --            --            --               --
                                           ----------    ----------    ----------    ----------       ----------
 Loss before extraordinary charge ......      (52,919)       (4,486)       (2,764)       (1,981)         (62,150)
                                           ----------    ----------    ----------    ----------       ----------

    Extraordinary charge on early
      retirement of debt................       (2,577)         --            --            --             (2,577)
                                           ----------    ----------    ----------    ----------       ----------
 Net loss ..............................   $  (55,496)   $   (4,486)   $   (2,764)   $   (1,981)      $  (64,727)
                                           ==========    ==========    ==========    ==========       ==========

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidated Statement of Cash Flows  - Year Ended December 31, 1998

                                                                                                   CONSOLIDATING/
                                                                  GUARANTOR       NON-GUARANTOR      ELIMINATING      SYSTEMS
                                                  SYSTEMS        SUBSIDIARIES     SUBSIDIARIES       ADJUSTMENTS    CONSOLIDATED
                                                 ----------      ------------     -------------    --------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................      $  (55,496)      $   (4,486)      $   (2,764)      $   (1,981)      $  (64,727)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization ..........          19,336              996              340            2,494           23,166
   Amortization of deferred financing
     costs ................................             977             --               --               --                977
   Extraordinary charge on early
     retirement of debt ...................           2,577             --               --               --              2,577
   Change in operating assets and
     liabilities, net of acquisitions:
     Subscriber receivables, net of
       unearned revenue ...................          (1,283)            (222)            (252)            --             (1,757)
     Other receivables ....................          (2,144)              32              (18)            --             (2,130)
     Inventory ............................          (7,335)            (477)            (237)            --             (8,049)
     Prepaid expenses and other ...........          (1,189)             (36)              (3)            --             (1,228)
     Trade accounts payable ...............           5,357             (145)            (144)            --              5,068
     Interest payable .....................          10,223             --               --               --             10,223
     Accrued payroll and other ............         (10,253)           4,827            5,231             (513)            (708)
                                                 ----------       ----------       ----------       ----------       ----------
Net cash provided by (used in)
  operating activities ....................         (39,230)             489            2,153             --            (36,588)
                                                 ----------       ----------       ----------       ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets .....        (104,487)            --               --               --           (104,487)
Offering proceeds and investment
   earnings placed in escrow ..............         (51,617)            --               --               --            (51,617)
Purchases of property and equipment .......          (2,858)            (341)            (118)            --             (3,317)
Other .....................................            (500)            --               --               --               (500)
                                                 ----------       ----------       ----------       ----------       ----------
Net cash used in investing activities .....        (159,462)            (341)            (118)            --           (159,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of 12 3/8%
   Notes ..................................         189,150             --               --               --            189,150
Borrowings under the Credit Agreement .....          28,000             --               --               --             28,000
Borrowings under the Credit Facility ......          62,000             --               --               --             62,000
Principal payments on the Credit
   Facility ...............................         (83,000)            --               --               --            (83,000)
Principal payments on notes payable
   and obligations under capital
   leases .................................          (3,639)             (36)            --               --             (3,675)
Increase in deferred financing costs ......          (5,138)            --               --               --             (5,138)
                                                 ----------       ----------       ----------       ----------       ----------
Net cash provided by (used in)
   financing activities ...................         187,373              (36)            --               --            187,337
                                                 ----------       ----------       ----------       ----------       ----------
Net increase (decrease) in cash and
  cash equivalents ........................         (11,319)             112            2,035             --             (9,172)
Cash and cash equivalents, beginning
  of period ...............................          12,146            1,077              409             --             13,632
                                                 ----------       ----------       ----------       ----------       ----------
Cash and cash equivalents, end of
  period ..................................      $      827       $    1,189       $    2,444       $     --         $    4,460
                                                 ==========       ==========       ==========       ==========       ==========

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Systems' quarterly results of operations are summarized as follows (in thousands):

                                                               THREE MONTHS ENDED
                                             ----------------------------------------------------
                                             MARCH 31      JUNE 30     SEPTEMBER 30   DECEMBER 31
                                             --------      --------    ------------   -----------
Period Ended December 31, 1997:
   Total revenue .......................     $  1,255      $  2,248      $  5,634      $  8,259
   Operating loss ......................         (766)       (1,966)       (3,918)       (6,001)
   Net loss ............................         (834)       (2,024)       (5,160)       (7,766)

Period Ended December 31, 1998:
   Total revenue .......................     $ 14,129      $ 16,849      $ 19,912      $ 25,034
   Operating loss ......................       (6,034)       (8,806)      (11,462)      (16,884)
   Loss before extraordinary charge ....       (8,287)      (11,761)      (17,354)      (24,748)
   Net loss ............................       (8,287)      (14,338)      (17,354)      (24,748)

                            GOLDEN SKY SYTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15. SUBSEQUENT EVENTS

    On February 19, 1999, Golden Sky DBS consummated an offering (the "13 1/2% Notes Offering") of 13 1/2% Senior Discount Notes due 2007 (the "13 1/2% Notes"). The 13 1/2% Notes Offering resulted in net proceeds to Golden Sky DBS of approximately $96.8 million (after initial purchasers' discount but before other offering expenses). Golden Sky DBS intends to contribute the net proceeds of the 13 1/2% Notes Offering to Systems. Systems will use the contributed proceeds to repay existing revolving credit indebtedness outstanding under its Credit Facility, to finance the acquisition of Rural DIRECTV Markets and related costs and expenses, and for general corporate purposes. Interest on the 13 1/2% Notes will not accrue prior to March 1, 2004. Thereafter, cash interest on the 13 1/2% Notes will accrue at a rate of 13 1/2% per annum and be payable in arrears on March 1 and September 1 of each year, commencing September 1, 2004. The 13 1/2% Notes will mature on March 1, 2007. Systems is not obligated for repayment of the 13 1/2% Notes and, as described in Note 5, is restricted as to its ability to make payments to Golden Sky DBS. However, Golden Sky DBS is dependent on Systems for dividends or other cash distributions in amounts sufficient to make the required payments.

    As previously described, in connection with the 13 1/2% Notes Offering, Systems' Credit Facility was amended. The amendment became effective on February 19, 1999. On that same date, Systems repaid balances outstanding under the revolving credit commitment of the Credit Facility (total of $53.0 million, which may be reborrowed for permitted purposes, including to finance the acquisition of Rural DIRECTV Markets) with the proceeds of cash contributed to Systems by Golden Sky DBS. Systems expects that it will report an extraordinary charge on the early retirement of debt of approximately $2.9 million during the first quarter of 1999 as a result of the amendment.

                                 EXHIBIT INDEX


   Exhibit  Description
   -------  -----------

      2.1   Stock Purchase Agreement, dated as of July 11, 1997, among Golden
            Sky Systems, Inc., Argos Support Services Company and the several shareholders named therein. (Exhibit 2.1 to Registration Statement on Form S-4 No. 333-64367)

      2.2   Asset Purchase Agreement, dated as of July 19, 1998, by and between
            Golden Sky Systems, Inc. and Volcano Vision, Inc. (Exhibit 2.2 to
            Registration Statement on Form S-4 No. 333-64367)

      2.3   Agreement and Plan of Merger, dated as of September 1, 1998, among
            Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Western
            Montana DBS, Inc. d/b/a Rocky Mountain DBS and the stockholders of
            Western Montana DBS, Inc. named therein. (Exhibit 2.3 to
            Registration Statement on Form S-4 No. 333-64367)

      3.1   Second Amended and Restated Certificate of Incorporation of Golden
            Sky Systems, Inc. (Exhibit 3.1 to Registration Statement on Form
            S-4 No. 333-64367)

      3.2   By-Laws of Golden Sky Systems, Inc., adopted as of October 1, 1997.
            (Exhibit 3.2 to Registration Statement on Form S-4 No. 333-64367)

      4.1   Indenture, dated as of July 31, 1998, by and among Golden Sky
            Systems, Inc., as issuer, Argos Support Services Company, as guarantor, PrimeWatch, Inc., as guarantor, and State Street Bank and Trust Company of Missouri, N.A., as trustee, relating to the 12
            3/8% Senior Subordinated Notes due 2006, Series A and 12 3/8%
            Senior Subordinated Notes due 2006, Series B of Golden Sky Systems,
            Inc. (Exhibit 4.1 to Registration Statement on Form S-4 No.
            333-64367)

      4.2   Form of 12 3/8% Senior Subordinated Note due 2006, Series B of
            Golden Sky Systems, Inc. (Included in Exhibit 4.1 to Registration
            Statement on Form S-4 No. 333-64367)

      4.3 Registration Rights Agreement, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., Merrill Lynch, Pierce, Fenner &
            Smith Incorporated and NationsBanc Montgomery Securities LLC, as initial purchasers. (Exhibit 4.3 to Registration Statement on Form
            S-4 No. 333-64367)

      4.4   Escrow Agreement, dated as of July 31, 1998, by and among State
            Street Bank and Trust Company of Missouri, N.A., as escrow agent and as trustee under the Indenture, and Golden Sky Systems, Inc.
            (Exhibit 4.4 to Registration Statement on Form S-4 No. 333-64367)

      4.5   Account Control Agreement, dated as of July 31, 1998, by and among
            Golden Sky Systems, Inc., State Street Bank and Trust Company of
            Missouri, N.A., as escrow agent and as custodian and securities intermediary. (Exhibit 4.5 to Registration Statement on Form S-4
            No. 333-64367)

      10.1  Purchase Agreement, dated July 24, 1998, among Golden Sky Systems,
            Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and
            NationsBanc Montgomery Securities LLC, relating to the issuance and sale of $195,000,000 aggregate principal amount of 12 3/8% Senior
            Subordinated Notes due 2006, Series A of Golden Sky Systems, Inc.
            (Exhibit 10.1 to Registration Statement on Form S-4 No. 333-64367)

      10.2 Amended and Restated Credit Agreement, dated as of May 8, 1998, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General
            Electric Capital Corporation, as documentation agent. (Exhibit 10.2 to Registration Statement on Form S-4 No. 333-64367)

      10.3 First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 1999, among Golden Sky Holdings, Inc., Golden Sky
            Systems, Inc., various banks, Paribas (formerly known as Banque
            Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent. (Exhibit 10.17 to Registration Statement on Form S-4 No. 333-64367)

      10.4  Form of NRTC/Member Agreement for Marketing and Distribution of DBS
            Services, as amended. (Exhibit 10.3 to Registration Statement on
            Form S-4 No. 333-64367)

      10.6  Employment Agreement, dated February 12, 1997, between Golden Sky
            Systems, Inc. and Rodney A. Weary. (Exhibit 10.6 to Registration
            Statement on Form S-4 No. 333-64367)*

      10.7  Non-Competition Agreement between Golden Sky Systems, Inc., and
            Rodney A. Weary. (Exhibit 10.11 to Registration Statement on Form
            S-4 No. 333-64367)*

   Exhibit  Description
   -------  -----------
      10.8  Employment Agreement, dated February 12, 1997, between Golden Sky
            Systems, Inc. and Jo Ellen Linn. (Exhibit 10.7 to Registration
            Statement on Form S-4 No. 333-64367)*

      10.9  Non-Competition Agreement between Golden Sky Systems, Inc. and Jo
            Ellen Linn. (Exhibit 10.12 to Registration Statement on Form S-4
            No. 333-64367)*

      10.10 Employment Agreement, dated as of November 3, 1997, between Golden
            Sky Systems, Inc. and William J. Gerski. (Exhibit 10.8 to
            Registration Statement on Form S-4 No. 333-64367)*

      10.11 Employment Agreement, dated August 24, 1998, between Golden Sky
            Systems, Inc. and John R. Hager. (Exhibit 10.10 to Registration
            Statement on Form S-4 No. 333-64367)*

      10.12 Non-Competition Agreement, dated August 24, 1998, between Golden
            Sky Systems, Inc. and John R. Hager. (Exhibit 10.13 to Registration
            Statement on Form S-4 No. 333-64367)*

      10.13 Confidentiality and Proprietary Rights Agreements, dated August 24,
            1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit
            10.15 to Registration Statement on Form S-4 No. 333-64367)*

      10.14 Form of Director Indemnification Agreement, dated February 12,
            1997, between Golden Sky Systems, Inc. and each of the members of its Board of Directors. (Exhibit 10.14 to Registration Statement on
            Form S-4 No. 333-64367)

      10.15 Exchange Agency Agreement, dated as of November 24, 1998, between
            Golden Sky Systems, Inc. and State Street Bank and Trust Company of
            Missouri, N.A., as exchange agent. (Exhibit 10.16 to Registration
            Statement on Form S-4 No. 333-64367)

      10.16 Office Building Lease, dated January 27, 1999, between Belletower
            Partners, L.L.C. and Golden Sky Systems, Inc. (Exhibit 10.18 to
            Registration Statement on Form S-4 No. 333-64367)

      12.1  Statements re Computation of Ratios. (Exhibit 12.1 to Registration
            Statement on Form S-4 No. 333-64367)

      21.1  Subsidiaries of Golden Sky Systems, Inc. (Exhibit 21.1 to
            Registration Statement on Form S-4 No. 333-64367)

      24.1 Powers of Attorney of the members of the Board of Directors of Golden Sky Systems, Inc. (Included in the signature pages of this report)**

      27.1  Financial Data Schedule.**

      99.1  Stock Purchase Agreement, dated as of February 12, 1997, among
            Golden Sky Systems, Inc., Rodney A. Weary and the investors named therein. (Exhibit 99.3 to Registration Statement on Form S-4 No.
            333-64367)

      99.2 Stock Purchase Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Rodney
            A. Weary, and the investors named therein. (Exhibit 99.4 to Registration Statement on Form S-4 No. 333-64367)

      99.3 Stockholders Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc. and the investors and other stockholders named therein. (Exhibit 99.5 to Registration Statement on Form S-4
            No. 333-64367)

            *     Management contract or compensatory plan or arrangement.

            **    Filed herewith.