Form 10-Q
period 1999-03-31
GOLDEN SKY SYSTEMS INC
filed 1999-05-17
CIK 1070669

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(MARK ONE)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                     QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM           TO           .
                             ---------------------

                        COMMISSION FILE NUMBER 333-64367
                             ---------------------

                            GOLDEN SKY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                       43-1749060
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

      4700 BELLEVIEW AVENUE, SUITE 300                              64112
               KANSAS CITY, MO                                   (Zip code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (816) 753-5544

                         605 W. 47TH STREET, SUITE 300
                             KANSAS CITY, MO 64112
   (Former name, former address and former fiscal year, if changed since last report)
                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of May 14, 1999, the Registrant's outstanding common stock consisted of 1,000 shares of Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                        PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 1999
         (Unaudited) and December 31, 1998...........................     1
         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 1999 and 1998 (Unaudited)......     2
         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 1999 and 1998 (Unaudited)......     3
         Notes to Condensed Consolidated Financial Statements
         (Unaudited).................................................     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     7

Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    14

                       PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings...........................................  None

Item 2.  Changes in Securities and Use of Proceeds...................  None

Item 3.  Defaults Upon Senior Securities.............................  None

Item 4.  Submission of Matters to a Vote of Security Holders.........  None

Item 5.  Other Information...........................................  None

Item 6.  Exhibits and Reports on Form 8-K............................    14

                            GOLDEN SKY SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 31,    MARCH 31,
                                                                  1998          1999
                                                              ------------   -----------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $  4,460      $ 39,276
  Restricted cash, current portion..........................      28,083        22,892
  Subscriber receivables (net of allowance for uncollectible
     accounts of $293 and $252, respectively)...............       8,632         9,448
  Other receivables.........................................       2,465           994
  Inventory.................................................      10,146         8,683
  Prepaid expenses and other................................       1,859           959
                                                                --------      --------
Total current assets........................................      55,645        82,252
Restricted cash, net of current portion.....................      23,534        11,827
Property and equipment (net of accumulated depreciation of
  $3,214 and $3,983, respectively)..........................       4,994         5,914
Intangible assets, net......................................     233,139       245,773
Deferred financing costs....................................      10,541         8,175
Other assets................................................         218           475
                                                                --------      --------
          Total assets......................................    $328,071      $354,416
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Trade accounts payable....................................    $ 13,539      $ 15,012
  Interest payable..........................................      11,009         4,348
  Current portion of long-term obligations..................       8,916         2,819
  Unearned revenue..........................................       5,574         6,392
  Accrued payroll and other.................................       1,403         1,503
  Bank debt (Note 4)........................................          --        35,000
                                                                --------      --------
Total current liabilities...................................      40,441        65,074
Long-term obligations, net of current portion:
  12 3/8% Notes.............................................     195,000       195,000
  Bank debt.................................................      67,000            --
  Seller notes payable......................................       6,912         6,912
  Other notes payable and obligations under capital
     leases.................................................         376           441
  Minority interest.........................................       2,420         2,288
                                                                --------      --------
          Total long-term obligations, net of current
            portion.........................................     271,708       204,641
                                                                --------      --------
          Total liabilities.................................     312,149       269,715
Commitments and contingencies
Stockholder's Equity:
  Common Stock, par value $.01; 1,000 shares authorized,
     issued and outstanding.................................          --            --
  Additional paid-in capital................................      97,600       193,574
  Accumulated deficit.......................................     (81,678)     (108,873)
                                                                --------      --------
          Total stockholder's equity........................      15,922        84,701
                                                                --------      --------
          Total liabilities and stockholder's equity........    $328,071      $354,416
                                                                ========      ========

     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1999
                                                              -------   --------
Revenue:
  DBS services..............................................  $13,884   $ 30,502
  Lease and other...........................................      245        197
                                                              -------   --------
          Total revenue.....................................   14,129     30,699
Costs and Expenses:
  Costs of DBS services.....................................    8,250     19,186
  System operations.........................................    1,787      4,270
  Sales and marketing.......................................    4,670     12,809
  General and administrative................................    1,108      2,948
  Depreciation and amortization.............................    4,348      8,220
                                                              -------   --------
          Total costs and expenses..........................   20,163     47,433
                                                              -------   --------
Operating loss..............................................   (6,034)   (16,734)
Non-operating items:
  Interest and investment income............................       28        823
  Interest expense..........................................   (2,281)    (8,349)
                                                              -------   --------
          Total non-operating items.........................   (2,253)    (7,526)
                                                              -------   --------
Net loss before income taxes................................   (8,287)   (24,260)
Income taxes................................................       --         --
                                                              -------   --------
Net loss before extraordinary charge........................   (8,287)   (24,260)
Extraordinary charge on early retirement of debt............       --     (2,935)
                                                              -------   --------
Net loss....................................................  $(8,287)  $(27,195)
                                                              =======   ========

     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (8,287)  $(27,195)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     4,348      8,220
  Amortization of deferred financing costs and other........       252        246
  Extraordinary charge on early retirement of debt..........        --      2,935
  Change in operating assets and liabilities, net of
     acquisitions:
     Subscriber receivables, net of unearned revenue........      (622)        46
     Other receivables......................................      (174)     1,471
     Inventory..............................................      (859)     1,463
     Prepaid expenses and other.............................      (160)       683
     Trade accounts payable.................................     3,897      1,473
     Interest payable.......................................       533     (6,661)
     Accrued payroll and other..............................    (1,305)        81
                                                              --------   --------
          Net cash used in operating activities.............    (2,377)   (17,238)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets.......................   (27,647)   (20,334)
Purchases of property and equipment.........................      (684)    (1,144)
Proceeds from interest escrow account.......................        --     12,158
Investment earnings placed in escrow........................        --       (709)
Release of amounts reserved for contingent reduction of bank
  debt......................................................        --      5,449
Other.......................................................        --        (48)
                                                              --------   --------
Net cash used in investing activities.......................   (28,331)    (4,628)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under the Credit Agreement.......................    21,000         --
Borrowings under the Credit Facility........................        --     21,000
Principal payments on the Credit Facility...................        --    (53,000)
Principal payments on notes payable and obligations under
  capital leases............................................       (64)    (6,032)
Capital contribution from Golden Sky DBS, Inc. .............        --     95,661
Increase in deferred financing costs........................      (242)      (947)
                                                              --------   --------
Net cash provided by financing activities...................    20,694     56,682
                                                              --------   --------
Net increase (decrease) in cash and cash equivalents........   (10,014)    34,816
Cash and cash equivalents, beginning of period..............    13,632      4,460
                                                              --------   --------
Cash and cash equivalents, end of period....................  $  3,618   $ 39,276
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest....................................  $  1,315   $ 14,390
  Property and equipment acquired under capital leases......       163         78

     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. ORGANIZATION AND BUSINESS ACTIVITIES

  Principal Business

     Golden Sky Systems, Inc. ("Systems" or the "Company") is the second largest independent provider of DIRECTV subscription television services. DIRECTV is the leading direct broadcast satellite ("DBS") company serving the continental United States. Systems is a non-voting affiliate of the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC has contracted with Hughes Communications Galaxy, Inc. ("Hughes") for the exclusive right to distribute DIRECTV programming to homes in certain rural territories within the continental United States ("Rural DIRECTV Markets"). As of March 31, 1999, Systems has acquired 51 Rural DIRECTV Markets in 23 states representing approximately 1.8 million households. As of that same date, Systems served approximately 263,500 subscribers.

  Organization and Legal Structure

     Until February 1999, Systems was a wholly-owned subsidiary of Golden Sky Holdings, Inc. ("Holdings"). In February 1999, Golden Sky DBS, Inc. ("Golden Sky DBS") was formed for the purpose of completing a private offering (the "13 1/2% Notes Offering") of 13 1/2% Senior Discount Notes due 2007 (the "13 1/2% Notes"). Upon formation, Golden Sky DBS issued 100 shares of its common stock to Holdings in exchange for $100 and the subsequent transfer of all of the capital stock of Systems to Golden Sky DBS. Upon completion of the aforementioned transfer, Systems became a wholly-owned subsidiary of Golden Sky DBS.

2. SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Systems' Annual Report on Form 10-K for the year ended December 31, 1998.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. Actual results could differ from those estimates.

  Advertising Costs

     Advertising costs are expensed as incurred. Such costs aggregated $730,000 and $1.1 million during the three-month periods ended March 31, 1998 and 1999, respectively.

  Comprehensive Income

     Systems has no components of comprehensive income other than net loss.

                            GOLDEN SKY SYSTEMS, INC.

                                  (UNAUDITED)

  Free Programming Promotions

     Certain DIRECTV national sales promotions offer free programming to new subscribers. The retail price of such free programming promotions is expensed in the month the subscriber activates service. During the three-months ended March 31, 1999, sales and marketing expenses attributable to such promotions totaled $1.9 million. Related revenue is recognized in the month service is provided.

3. ACQUISITIONS

     Systems continuously pursues opportunities to acquire additional Rural DIRECTV Markets. During the three-month period ended March 31, 1999, Systems acquired four Rural DIRECTV Markets in five states (the "1999 Acquired Markets"). The 1999 Acquired Markets represent approximately 69,000 households and served approximately 10,700 subscribers at the respective acquisition dates. The acquisitions of the 1999 Acquired Markets were accounted for using the purchase method. The aggregate purchase price (including direct acquisition costs of $414,000) for the 1999 Acquired Markets was allocated as follows (in thousands):

DIRECTV distribution rights................................  $17,200
Non-compete agreements.....................................    3,058
Working capital, net.......................................       76
                                                             -------
                                                             $20,334
                                                             =======

     In April 1999, Systems acquired three additional Rural DIRECTV Markets serving approximately 6,500 subscribers in two states. The aggregate purchase price of these acquisitions, which represent approximately 47,000 households, totaled $11.6 million.

4. BANK DEBT

     In February 1999, Systems' bank credit facility (the "Credit Facility") was amended (the "Amended Credit Facility") to permit, among other things, the offering of senior discount notes by Golden Sky DBS. The Amended Credit Facility's term loan commitment amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. The availability of revolving loan borrowings under the Amended Credit Facility reduces by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. In February 1999, Systems repaid all outstanding borrowings under the revolving loan commitment. Such repayment was funded from the contribution by Golden Sky DBS of the net proceeds of the 13 1/2% Notes Offering to Systems and totaled $53.0 million. As of March 31, 1999, no borrowings were outstanding under the Amended Credit Facility's revolving loan commitment. As of that same date, outstanding borrowings under the Amended Credit Facility's term loan commitment totaled $35.0 million. Upon execution of the Amended Credit Facility, Systems recognized an extraordinary charge of approximately $2.9 million to write-off unamortized deferred financing costs associated with the Credit Facility.

     For the three months ended March 31, 1999, Systems exceeded the limitation on subscriber acquisition costs (i.e., sales and marketing expenses) prescribed by the Amended Credit Facility. Excluding the effects of DIRECTV's national sales promotions that offered free programming to new subscribers, and higher incremental subscriber acquisition costs associated with the conversion of Primestar subscribers to Systems' DIRECTV service, Systems would have been in compliance with the Amended Credit Facility's limitation on subscriber acquisition costs. Systems plans to request a waiver from the banks of this technical violation. Systems will be unable to borrow on the revolving credit commitment of the Amended Credit Facility until a waiver is received. In the event a waiver of this technical violation is not received, the banks could, among other remedies, terminate the Amended Credit Facility and declare any and all amounts outstanding

                            GOLDEN SKY SYSTEMS, INC.

                                  (UNAUDITED)

thereunder immediately due and payable. Pending resolution of this matter, Systems has classified the $35.0 million balance outstanding under the term loan commitment of the Amended Credit Facility as a current liability in its March 31, 1999 condensed consolidated balance sheet. Systems anticipates that in future periods, its subscriber acquisition costs will continue to exceed the applicable limitation set forth in the Amended Credit Facility. Accordingly, Systems plans to seek an amendment to the Amended Credit Facility to modify this covenant.

5. 13 1/2% NOTES OFFERING

     On February 19, 1999, Golden Sky DBS consummated the 13 1/2% Notes Offering. The 13 1/2% Notes Offering resulted in net proceeds to Golden Sky DBS of approximately $95.7 million (after initial purchasers' discount and other offering expenses). The 13 1/2% Notes have an aggregate balance due at stated maturity of $193.1 million. Cash interest on the 13 1/2% Notes will not accrue prior to March 1, 2004. Thereafter, cash interest on the 13 1/2% Notes will accrue at a rate of 13 1/2% per annum and be payable in arrears on March 1 and September 1 of each year, commencing September 1, 2004. The 13 1/2% Notes mature on March 1, 2007. Golden Sky DBS contributed the net proceeds of the 13 1/2% Notes Offering to Systems, which used $53.0 million of the contributed proceeds to repay existing revolving credit indebtedness.

     Systems is not obligated for repayment of the 13 1/2% Notes and is restricted as to its ability to make payments to Golden Sky DBS. However, Golden Sky DBS is dependent on Systems for dividends or other cash distributions in amounts sufficient to make the required payments.

6. COMMITMENTS AND CONTINGENCIES

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements involving known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: a decrease in subscriber growth; an increase in subscriber acquisition costs and subscriber equipment subsidies; an unexpected equipment shortage; impediments to the retransmission of distant broadcast network signals; an unexpected business interruption due to the failure of third-parties to remediate Year 2000 issues; an increase in competition from cable, other direct broadcast satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. All statements herein, other than statements of historical fact, regarding our profitability, financial position, liquidity and capital requirements are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this report. All written forward-looking statements by or attributable to us or persons acting on our behalf contained in this report are expressly qualified in their entirety by the Cautionary Statements.

OVERVIEW

     Golden Sky Systems, Inc. (Systems) is the second largest independent provider of DIRECTV subscription television services. DIRECTV is the leading direct broadcast satellite (DBS) company serving the continental United States. Until February 1999, Systems was a wholly-owned subsidiary of Golden Sky Holdings, Inc. (Holdings). In February 1999, Golden Sky DBS, Inc. (Golden Sky
DBS) was formed for the purpose of completing a private offering of 13 1/2% Senior Discount Notes due 2007. Upon formation, Golden Sky DBS issued 100 shares of its common stock to Holdings in exchange for $100 and the subsequent transfer of all of the capital stock of Systems to Golden Sky DBS. Upon completion of the aforementioned transfer, Systems became a wholly-owned subsidiary of Golden Sky DBS.

     The terms "our company," "us," "we," "our" and "ours" as used in this report refer to Systems and its subsidiaries, its parent company, Golden Sky DBS, and its ultimate parent company, Holdings, as a combined entity, except where it is clear from the context that such terms refer only to Systems. We also use certain other defined terms in this report, including the following:
"NRTC" refers to the National Rural Telecommunications Cooperative, an organization whose members are engaged in the distribution of telecommunications and other services in rural America and "Rural DIRECTV Markets" mean those areas in the United States in which the NRTC and certain of its members and affiliates (including our company) have the exclusive right to provide DIRECTV services to residential customers.

     We were formed in June 1996 to acquire rights to distribute DIRECTV programming services in Rural DIRECTV Markets. We are a non-voting affiliate of the NRTC and acquired our first Rural DIRECTV Market in November 1996. As of March 31, 1999, we have acquired the rights to serve 51 Rural DIRECTV Markets serving approximately 1.8 million households. The aggregate purchase price for these acquisitions totaled approximately $279.5 million, or approximately $154 per household. We have created a strong local presence in each of our Rural DIRECTV Markets following their acquisition. As of March 31, 1999, we operate 71 offices in our territories and have entered into distribution agreements with over 350 local retailers of DBS equipment.

     In April 1999, we acquired three additional Rural DIRECTV Markets for an aggregate purchase price of approximately $11.6 million. These markets represented approximately 47,000 households and 6,500 subscribers when acquired. We are continually evaluating acquisition prospects and expect to continue to enter into acquisition agreements to purchase additional Rural DIRECTV Markets consistent with our growth strategy.

     In addition to growth by acquisitions, we have increased our subscriber base through increased penetration of our Rural DIRECTV Markets. We believe that there is a substantial opportunity to increase penetration through local marketing. Generally, most of the NRTC members from whom we acquire Rural DIRECTV Markets have not engaged in significant marketing efforts. Rather, such NRTC members primarily have relied on the consumer to take the initiative to acquire service.

     We have experienced net losses as well as negative EBITDA and operating cash flows from operations since our inception. These operating shortfalls primarily are the result of our rapid subscriber growth and numerous acquisitions of Rural DIRECTV Markets. In particular, we have incurred significant sales and marketing expense in our effort to rapidly build our subscriber base. Typically, these costs are expensed as incurred and include advertising and promotional expenses, sales commissions, and DBS equipment and installation subsidies. The majority of these costs are incurred at or before the time a new subscriber is activated. As a result, revenue attributable to new subscribers lags the expense incurred in acquiring those subscribers. The impact of this lag generally increases with the rate at which we acquire subscribers. Our rapid subscriber growth and related subscriber acquisition costs have been significant contributors to our net losses and negative EBITDA experienced to date. We believe that our subscriber acquisition costs will continue to negatively affect operating results for at least the next year as we continue to add new subscribers. However, as long as a subscriber continues service, future operating results benefit from a recurring monthly revenue stream with minimal additional sales and marketing expense. Because we have experienced a relatively low rate of subscriber disconnect, we believe that rapidly building our subscriber base will enhance EBITDA and operating results in the longer term. Our annual subscriber disconnect (also referred to as churn) rate approximated 10.6% during the last 12 months.

     EBITDA represents earnings before interest, taxes, depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income (loss) as a measure of performance, or as a substitute for cash flow as a measure of liquidity. Nevertheless, we believe that EBITDA is a commonly recognized measure of performance in the communications industry. Further, we believe that EBITDA provides useful information regarding an entity's ability to incur and/or service debt. Increases or decreases in EBITDA may indicate increases or decreases, respectively, in our free cash flows available to incur and/or service debt and cover fixed charges. Notwithstanding the above, EBITDA is not intended to represent cash flows for the period and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. Because EBITDA is commonly used in the communications industry as a measure of performance and is the basis for many of our financial covenants, we believe investors may use this data to analyze and compare other communications companies with us in terms of operating performance, leverage and liquidity. EBITDA as calculated by us is not necessarily comparable to similarly captioned amounts of other companies.

     During the three months ended March 31, 1999, we

     - used net cash of $17.2 million in operating activities;

     - used net cash of $4.6 million in investing activities; and

     - provided net cash of $56.7 million from financing activities.

     During the three months ended March 31, 1998, we:

     - used net cash of $2.4 million in operating activities;

     - used net cash of $28.3 million in investing activities; and

     - provided net cash of $20.7 million from financing activities.

     As a result of our historical and anticipated significant growth rate, our historical operating results may not be comparable from period to period.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998.

     Revenue. DBS services revenue for the three months ended March 31, 1999 totaled $30.5 million, which represented a 120% increase as compared to the same period during the prior year. This increase was principally attributable to the increase in the number of subscribers. The average number of subscribers during the three-month period ended March 31, 1999 increased to approximately 248,000, compared to approximately 109,700 during the comparable 1998 period. Average monthly programming revenue per subscriber approximated $41 and $43 during those same periods. This decrease resulted primarily from a change in sales mix toward lower priced services.

     Costs of DBS Services. Costs of DBS services increased $10.9 million, or 133%, during the three-month period ended March 31, 1999, to $19.2 million. This increase is consistent with the increase in the average number of subscribers. As a percentage of DBS services revenue, the costs of DBS services increased to 62.9% during the three-month period ended March 31, 1999, compared to 59.4% during the same period of 1998. This increase resulted largely from a change in sales mix toward lower margin services and increased charges by DIRECTV for satellite and ground service operations.

     System Operations. System operations costs totaled $4.3 million for the three-month period ended March 31, 1999, a $2.5 million increase, or 139%, over the comparable 1998 period. These costs rose as a result of the increased number of field offices and related activity resulting from our continued acquisition of Rural DIRECTV Markets, as well as from subscriber growth. As a percentage of total revenue, system operations expenses increased to 13.9% during the three-month period ended March 31, 1999, from 12.6% during the same 1998 period. The increase in system operations expenses as a percentage of total revenues resulted primarily from the expansion of our national customer service center in Kansas City. We expect that these expenses will increase as we continue to make acquisitions and open additional field offices. However, many of these costs are fixed in nature, and we do not expect that these expenses will increase in direct proportion to revenue.

     Sales and Marketing. Sales and marketing expenses totaled $12.8 million during the three-month period ended March 31, 1999, an increase of $8.1 million compared to the same 1998 period. Sales and marketing costs per new subscriber activation approximated $410 and $300 during the three-month periods ended March 31, 1999 and 1998, respectively. The increase in sales and marketing expenses resulted from:

     - a 93% increase in the number of new subscriber activations during the three months ended March 31, 1999, as compared to the same period of 1998;

     - increased costs associated with free programming provided to new subscribers under certain DIRECTV national sales promotions,

     - costs we experienced from our marketing efforts to convert Primestar subscribers to our DIRECTV service (see "-- Liquidity and Capital Resources"); and

     - increased equipment and installation subsidies provided by us to our subscribers.

     Our sales and marketing expenses, also referred to as subscriber acquisition costs, exceeded the limitations on those expenses prescribed by our bank credit facility during the three months ended March 31, 1999. We plan to seek a waiver of this technical violation of the provisions of our bank credit facility. While there can be no assurance, we expect that our subscriber acquisition costs, on a per new subscriber activation basis, generally will approximate first quarter levels during the remainder of 1999. However, such costs may exceed historical levels to the extent that competition for new subscribers intensifies and we decide to increase our marketing and promotional efforts. We plan to seek an amendment to our bank credit facility that will permit, in future periods, our higher anticipated subscriber acquisition costs (see "-- Liquidity and Capital Resources").

     General and Administrative. During the three-month period ended March 31, 1999, general and administrative expenses totaled $2.9 million, compared to $1.1 million during the comparable 1998 period.

The increase in general and administrative expenses resulted from the addition of administrative resources necessary to support our growth. As a percentage of revenue, general and administrative expenses increased to 9.6% during the three-month period ended March 31, 1999, from 7.8% during 1998. While there can be no assurance, we expect that our general and administrative expenses will decrease as a percentage of revenue over time as these costs, which are partially fixed in nature, are leveraged over increased subscribers and revenue.

     Earnings Before Interest, Taxes, Depreciation and Amortization. EBITDA for the three months ended March 31, 1999 totaled negative $8.5 million, compared to EBITDA of negative $1.7 million during the three months ended March 31, 1998. This increase in negative EBITDA principally resulted from the increases in sales and marketing activities and related new subscriber activations previously described.

     During the three months ended March 31, 1999, we:

     - used net cash of $17.2 million in operating activities;

     - used net cash of $4.6 million in investing activities; and

     - provided net cash of $56.7 million from financing activities.

     During the three months ended March 31, 1998, we:

     - used net cash of $2.4 million in operating activities;

     - used net cash of $28.3 million in investing activities; and

     - provided net cash of $20.7 million from financing activities.

     Depreciation and Amortization. Depreciation and amortization expenses increased $3.9 million to $8.2 million during the three months ended March 31, 1999, compared to $4.3 million during the three months ended March 31, 1998. This increase primarily reflects the increased amortization of higher intangible assets balances resulting from our acquisitions of additional Rural DIRECTV Markets.

     Interest Expense. Interest expense totaled $8.3 million during the three months ended March 31, 1999 and $2.3 million during the same 1998 period. This increase of $6.0 million primarily resulted from higher outstanding debt balances and an increase in our weighted-average interest rate resulting from the issuance of our 12 3/8% Notes in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations require substantial capital for:

     - acquisitions of Rural DIRECTV Markets;

     - financing subscriber growth (including DBS equipment and installation subsidies and marketing and selling expenses);

     - investments in, and maintenance of, field offices in our Rural DIRECTV Markets;

     - financing infrastructure development costs necessary to support the growth of our business; and

     - funding of start-up losses and other working capital requirements.

     Our capital expenditures, inclusive of acquisitions of Rural DIRECTV Markets, totaled $21.5 million and $28.3 million during the three-month periods ended March 31, 1999 and 1998, respectively. During those same periods, net cash used in operations totaled $17.2 million and $2.4 million respectively.

     To date, our acquisitions, subscriber growth and operations have been financed from:

     - borrowings under our bank facilities;

     - proceeds of our July 1998 offering of 12 3/8% Notes;

     - proceeds from the issuance of capital stock;

     - contributions by our direct and indirect parent companies; and

     - to a lesser extent, the issuance of promissory notes to sellers of Rural DIRECTV Markets.

     During the three months ended March 31, 1999, net cash flows from financing activities totaled $56.7 million. This was comprised of:

     - a contribution by Golden Sky DBS of approximately $95.7 million;

     - net repayments of $32.0 million under our bank credit facilities;

     - increased deferred financing costs of approximately $1.0 million resulting from the amendment of our bank credit facility; and

     - repayments totaling $6.0 million on our other indebtedness.

     During the three months ended March 31, 1998, our net cash flows from financing activities totaled $20.7 million. This was comprised of $20.9 million of net borrowings under our bank credit facilities and other indebtedness, less related deferred financing costs of $242,000.

  13 1/2% Notes Offering

     On February 19, 1999, Golden Sky DBS consummated an offering of 13 1/2% senior discount notes. The offering resulted in net proceeds to Golden Sky DBS of approximately $95.7 million (after initial purchasers' discount and other offering expenses). The notes have an aggregate balance due at stated maturity of $193.1 million. Cash interest on the notes will not accrue prior to March 1, 2004. Thereafter, cash interest on the notes will accrue at a rate of 13 1/2% per annum and be payable in arrears on March 1 and September 1 of each year, commencing September 1, 2004. The 13 1/2% Notes mature on March 1, 2007. Golden Sky DBS contributed the net proceeds of the offering to us. We used $53.0 million of the contributed proceeds to repay existing revolving credit indebtedness.

     We are not obligated for repayment of the notes and are restricted as to our ability to make payments to Golden Sky DBS. However, Golden Sky DBS is dependent on us for dividends or other cash distributions in amounts sufficient to make the required payments.

  Bank Debt

     In connection with the offering of 13 1/2% notes by Golden Sky DBS, we entered into an amendment to our bank credit facility. As of March 31, 1999, we had fully utilized the entire $35.0 million of term loan availability under our bank credit facility, had no outstanding borrowings under the revolving credit commitment of our bank credit facility, and had utilized approximately $13.1 million of a letter of credit sub-facility. Our term loan amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. Availability of revolving loan borrowings under our bank credit facility reduces by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. Borrowings under our bank credit facility bear interest at variable rates calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin with reductions, under certain circumstances, based on leverage.

     Our bank credit facility contains a number of significant covenants that, among other things, limit our ability to incur additional indebtedness and guaranty obligations, create liens and other encumbrances, make certain payments, investments, loans and advances, pay dividends or make other distributions in respect of our capital stock, sell or otherwise dispose of assets, make capital expenditures, merge or consolidate with another entity, create subsidiaries, make amendments to our organizational documents, or transact with affiliates.

     Our bank credit facility also contains a number of financial covenants that require us to meet certain financial ratios and financial condition tests. These financial covenants, in certain instances, become effective at different points in time and vary over time. The covenants include limitations on indebtedness per subscriber, limitations on subscriber acquisition costs, maintenance of a minimum fixed charge coverage ratio, maintenance of minimum interest coverage ratios, and limitations on indebtedness to pro forma EBITDA ratios. Availability under the revolving credit commitment of our bank credit facility depends upon satisfaction of these various covenants, as well as minimum subscriber base requirements.

     For the three months ended March 31, 1999, we exceeded the limitation on subscriber acquisition costs prescribed by our bank credit facility. Excluding the effects of DIRECTV's national sales promotions that offered free programming to new subscribers, and higher incremental subscriber acquisition costs associated with the conversion of Primestar subscribers to our DIRECTV service, we would have been in compliance with the bank credit facility's limitation on subscriber acquisition costs. We plan to request a waiver from the banks of this technical violation. We will be unable to borrow on the revolving credit commitment of the bank credit facility until a waiver is received. In the event a waiver of this technical violation is not received, the banks could, among other remedies, terminate our bank credit facility and declare any and all amounts outstanding thereunder immediately due and payable. Pending resolution of this matter, we have classified the $35.0 million balance outstanding under our term loan commitment of the bank credit facility as a current liability in our March 31, 1999 condensed consolidated balance sheet. We anticipate that in future periods, our subscriber acquisition costs will continue to exceed the applicable limitation set forth in the bank credit facility. Accordingly, we plan to seek an amendment to the bank credit facility to modify this covenant.

  Future Capital Requirements

     During April 1999, we acquired three additional Rural DIRECTV Markets. These markets represent 47,000 households and served approximately 6,500 subscribers when acquired. Aggregate consideration for these three markets approximated $11.6 million.

     We continually evaluate acquisition prospects and expect to enter into additional acquisition agreements and complete further acquisitions of Rural DIRECTV Markets consistent with our growth strategy. There can be no assurance that any such acquisitions will be consummated.

     In December 1998, Hughes Electronics Corporation (Hughes), the parent company of DIRECTV, announced that it had reached an agreement to acquire United States Satellite Broadcasting (USSB). USSB operates a DBS service providing 28 channels of video programming consisting of multiple channels of Home Box Office, Showtime and other premium movie channels. The video programming provided by USSB is complimentary to DIRECTV's DBS service. In January 1999, Hughes announced that it had reached an agreement to acquire Primestar, Inc., a competing medium-power DBS business. Hughes completed its acquisition of Primestar in April 1999. We are not yet able to assess whether and to what extent the acquisitions by Hughes of USSB and Primestar may affect our future capital requirements. The NRTC currently is in discussions with DIRECTV regarding the effect these acquisitions will have on the NRTC and its members and affiliates. We cannot determine at this time the amount of capital contribution required by us, if any, for our beneficial interests in these acquisitions. We also cannot determine at this time the additional subscribers, revenue or other benefits we may acquire from any such transactions. The final resolution of the ongoing discussions between DIRECTV and the NRTC related to Hughes' acquisitions of USSB and Primestar may affect our future capital requirements.

     Recently, we have experienced increased subscriber acquisition costs due to increased competition for subscribers. Subsequent to DIRECTV's announcement of its proposed acquisition of Primestar, EchoStar Communications Corporation began to offer increased promotional and other incentives to Primestar customers, as well as to EchoStar retailers, to entice the conversion of Primestar subscribers to EchoStar's competing DBS service, the DISH Network. EchoStar is the second-largest provider of DBS service in the United States. Consequently, we have increased our marketing efforts with respect to Primestar subscribers. Our increased Primestar conversion efforts include, among other things, discounted equipment and installation prices and higher sales commissions. We are unable to estimate the number of Primestar subscribers we may be able to convert to our DIRECTV service. Our subscriber acquisition costs also have increased as a result of certain recent national DIRECTV promotions that offer new subscribers two to three months of free programming services. Additionally, we have increased our subscriber acquisition costs to attract new customers in our markets, other than Primestar conversions, due to increased competition. We expect that our subscriber acquisition costs will continue to approximate as much as $400 or more on a per new subscriber basis (including the incremental costs associated with converting existing Primestar subscribers) during the remainder of 1999. While there can be no assurance, we believe we have sufficient cash and availability under our bank credit facility (assuming receipt of the waiver and amendment to the provision of the bank credit facility limiting subscriber acquisition costs previously described) to finance our expected continued internal growth during the remainder of 1999. However, there can be no assurance that additional financing will not be required to finance our growth and if required, that such financing would be available on terms acceptable to us, or at all.

     We are highly leveraged and expect to increase our leverage as we pursue further acquisitions of Rural DIRECTV Markets by borrowing additional funds under our bank credit facility or otherwise, and by the issuance of additional acquisition-related notes payable. There are a number of factors, some of which may be beyond our control or ability to predict, that could require us to raise additional capital. Among other things, we may require additional capital as a result of the pursuit of our acquisition strategy and increased costs associated therewith, unexpected increases in our operating costs and expenses, subscriber growth in excess of that currently expected, the acquisitions by Hughes of USSB and Primestar (as previously described), and to meet our debt service requirements. There can be no assurance that additional debt, equity or other financing will be available on terms acceptable to us, or at all, and if available, that the proceeds of such financing would be sufficient to enable us to meet our debt service requirements or completely execute our business plan.

YEAR 2000

     We continue to assess the impact of the year 2000 issue on our computer systems and operations. The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 approaches and is reached. Many existing computer systems and applications currently use two-digit date fields to designate a year. Date sensitive systems and applications may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 issue may cause computer systems and applications to fail to process critical financial and operational information correctly. This issue affects virtually all organizations and can be very costly and time consuming to correct.

     We have reviewed the year 2000 compliance of our internal systems and believe that such systems are year 2000 compliant. However, there can be no assurance that all of the software products currently used by us are in fact year 2000 compliant. We have engaged the services of a consultant to assist in our assessment of the impact of the year 2000 issue on our computerized systems and operations. As of March 31, 1999, we have spent approximately $133,000 on year 2000 compliance. Currently we believe our total costs to successfully mitigate the year 2000 issue will approximate $200,000. Additionally, we have gathered information from all of our significant vendors and other pertinent relationships and continue to monitor and assess their readiness for year 2000 processing.

     We are significantly reliant on contracted data processing services from the NRTC and DIRECTV for customer service, billing and remittance processing pursuant to our contractual relationship with the NRTC. The NRTC has informed us that the computer systems that provide such services are not currently year 2000 compliant, but that the majority of such systems will be compliant by September 1999. With respect to the NRTC's billing and authorization system, the NRTC has informed us that a small number of year 2000 issues exist, and that the appropriate changes have been requested and scheduled for development action. We are reliant on DIRECTV for distribution of its DBS programming services. The NRTC has informed us that DIRECTV expects to establish year 2000 compliance for its billing and authorization systems by the end of the second calendar quarter of 1999. In addition to the NRTC and DIRECTV, we are significantly reliant on other parties (such as our suppliers of DBS equipment) for the successful conduct of our business. As previously described, we continue to monitor the year 2000 readiness of these third parties.

     If our plan is not successful or is not completed in a timely manner, the year 2000 issue could significantly disrupt our ability to transact business with our customers and suppliers, and could have a material impact on our operations. There can be no assurance that the systems of the NRTC, DIRECTV and other companies with which our systems interact or depend will be compliant by the end of 1999, or that any such third party failure would not have an adverse effect on our business or operations.

     We are currently developing our year 2000 contingency plan. Contingency plans for mission critical systems primarily involve development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for certain third party failures, especially in high-technology industries such as the DBS industry, due to the lack of alternate suppliers. However, we will continue to monitor the progress of third party remediation efforts and contingency plans. Substantial completion of our year 2000 contingency plan is expected during the third quarter of 1999. There can be no assurance that such contingency plans will successfully mitigate any adverse effects that the year 2000 issue may have on our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about our market sensitive financial instruments is provided below and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of floating rate debt. Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes in earnings and cash flow and to lower our overall borrowing costs. The table below provides information about our outstanding financial instruments that are sensitive to interest rate changes. The table presents principal cash flows by expected maturity dates (assuming receipt of the waiver and amendment to the provision limiting subscriber acquisition costs previously described) for our variable rate term loan under our bank credit facility as of December 31, 1998 and March 31, 1999 (in thousands).

                                       EXPECTED MATURITY DATE
                                    ----------------------------
                                    2002   2003   2004    2005      TOTAL    FAIR VALUE
                                    ----   ----   ----   -------   -------   ----------
BANK DEBT
Variable rate term loan...........  $350   $350   $350   $33,950   $35,000    $35,000

     Interest on the term loan is calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin.

     At December 31, 1998, we also had $32.0 million of borrowings outstanding under the revolving loan commitment of our bank credit facility. Outstanding borrowings on these revolving loans bore interest at variable rates. All outstanding borrowings under our revolving loan commitment were repaid in February 1999 from the capital contribution by Golden Sky DBS of the net proceeds of its 13 1/2% notes offering. As of March 31, 1999, no borrowings were outstanding under our bank credit facility revolving loan commitment. Availability of revolving loan borrowings under our bank credit facility reduces by specified amounts quarterly from March 31, 2001 through maturity on September 30, 2005 (assuming receipt of the waiver and amendment to the provision limiting subscriber acquisition costs previously described). Interest on revolving loan borrowings will be calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

          27.1  Financial Data Schedule.

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GOLDEN SKY SYSTEMS, INC.

                                            By:      /s/ JOHN R. HAGER
                                              ----------------------------------
                                                        John R. Hager
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                     Accounting Officer)
Date: May 14, 1999