Form 10-Q/A
period 1999-03-31
GOLDEN SKY SYSTEMS INC
filed 1999-08-10
CIK 1070669

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                   FORM 10-Q/A

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________.

                        Commission file number 333-64367

                            GOLDEN SKY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                         DELAWARE                                                    43-1749060
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

              4700 BELLEVIEW AVENUE, SUITE 300
                       KANSAS CITY, MO                                                 64112
          (Address of principal executive offices)                                   (Zip code)


                                 (816) 753-5544
              (Registrant's telephone number, including area code)

                          605 W. 47TH STREET, SUITE 300
                              KANSAS CITY, MO 64112
         (Former name, former address and former fiscal year, if changed since last report)

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                              ---     ---

      AS OF MAY 14, 1999, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.




================================================================================

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           March 31, 1999 (Unaudited) and December 31, 1998.................................................      1

         Condensed Consolidated Statements of Operations for the
           three months ended March 31, 1999 and 1998 (Unaudited)...........................................      2

         Condensed Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 1998 (Unaudited)...........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     15


                                               PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   None

Item 2.  Changes in Securities and Use of Proceeds..........................................................   None

Item 3.  Defaults Upon Senior Securities....................................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders................................................   None

Item 5.  Other Information..................................................................................   None

Item 6.  Exhibits and Reports on Form 8-K...................................................................     15

                            GOLDEN SKY SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                             DECEMBER 31,  MARCH 31,
                                                                1998         1999
                                                             ------------  ---------
                                                                          (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ..............................   $   4,460    $  39,276
   Restricted cash, current portion .......................      28,083       22,892
   Subscriber receivables (net of allowance for
     uncollectible accounts of $293 and $252,
     respectively) ........................................       8,632        9,448
   Other receivables ......................................       2,465          994
   Inventory ..............................................      10,146        8,683
   Prepaid expenses and other .............................       1,859          959
                                                              ---------    ---------
Total current assets ......................................      55,645       82,252
Restricted cash, net of current portion ...................      23,534       11,827
Property and equipment (net of accumulated depreciation of
  $3,214 and $3,983, respectively) ........................       4,994        5,914
Intangible assets, net ....................................     233,139      245,773
Deferred financing costs ..................................      10,541        8,175
Other assets ..............................................         218          475
                                                              ---------    ---------
     Total assets .........................................   $ 328,071    $ 354,416
                                                              =========    =========

LIABILITIES AND STOCKHOLDER'S EQUITY Current liabilities:
   Trade accounts payable .................................   $  13,539    $  15,239
   Interest payable .......................................      11,009        4,348
   Current portion of long-term obligations ...............       8,916        2,819
   Unearned revenue .......................................       5,574        6,165
   Accrued payroll and other ..............................       1,403        1,503
                                                              ---------    ---------
Total current liabilities .................................      40,441       30,074
Long-term obligations, net of current portion:
   12 3/8% Notes ..........................................     195,000      195,000
   Bank debt ..............................................      67,000       35,000
   Seller notes payable ...................................       6,912        6,912
   Other notes payable and obligations under
     capital leases .......................................         376          441
   Minority interest ......................................       2,420        2,288
                                                              ---------    ---------
Total long-term obligations, net of current portion .......     271,708      239,641
                                                              ---------    ---------
     Total liabilities ....................................     312,149      269,715

Commitments and contingencies

Stockholder's Equity:
   Common Stock, par value $.01; 1,000 shares  authorized,
     issued and outstanding ...............................          --           --
   Additional paid-in capital .............................      97,600      193,574
   Accumulated deficit ....................................     (81,678)    (108,873)
                                                              ---------    ---------
   Total stockholder's equity .............................      15,922       84,701
                                                              ---------    ---------
     Total liabilities and stockholder's equity ...........   $ 328,071    $ 354,416
                                                              =========    =========


     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   --------------------
                                                     1998        1999
                                                   --------    --------
Revenue:
   DBS services ................................   $ 13,884    $ 28,839
   Lease and other .............................        245         197
                                                   --------    --------
Total revenue ..................................     14,129      29,036

Costs and Expenses:
   Costs of DBS services .......................      8,250      18,412
   System operations ...........................      1,787       4,270
   Sales and marketing .........................      4,670      11,920
   General and administrative ..................      1,108       2,948
   Depreciation and amortization ...............      4,348       8,220
                                                   --------    --------
Total costs and expenses .......................     20,163      45,770
                                                   --------    --------

Operating loss .................................     (6,034)    (16,734)

Non-operating Items:
   Interest and investment income ..............         28         823
   Interest expense ............................     (2,281)     (8,349)
                                                   --------    --------
Total non-operating items ......................     (2,253)     (7,526)
                                                   --------    --------

Net loss before income taxes ...................     (8,287)    (24,260)
Income taxes ...................................         --          --
                                                   --------    --------

Net loss before extraordinary charge ...........     (8,287)    (24,260)
Extraordinary charge on early retirement
  of debt ......................................         --      (2,935)
                                                   --------    --------

Net loss .......................................   $ (8,287)   $(27,195)
                                                   ========    ========

     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      --------------------
                                                                        1998        1999
                                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................................   $ (8,287)   $(27,195)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization ..................................      4,348       8,220
   Amortization of deferred financing costs and other .............        252         246
   Extraordinary charge on early retirement of debt ...............         --       2,935
   Change in operating assets and liabilities, net of acquisitions:
       Subscriber receivables, net of unearned revenue ............       (622)       (181)
       Other receivables ..........................................       (174)      1,471
       Inventory ..................................................       (859)      1,463
       Prepaid expenses and other .................................       (160)        683
       Trade accounts payable .....................................      3,897       1,700
       Interest payable ...........................................        533      (6,661)
       Accrued payroll and other ..................................     (1,305)         81
                                                                      --------    --------
Net cash used in operating activities .............................     (2,377)    (17,238)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets .............................    (27,647)    (20,334)
Purchases of property and equipment ...............................       (684)     (1,144)
Proceeds from interest escrow account .............................         --      12,158
Investment earnings placed in escrow ..............................         --        (709)
Release of amounts reserved for contingent reduction of
   bank debt ......................................................         --       5,449
Other .............................................................         --         (48)
                                                                      --------    --------
Net cash used in investing activities .............................    (28,331)     (4,628)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under the Credit Agreement .............................     21,000          --
Borrowings under the Credit Facility ..............................         --      21,000
Principal payments on the Credit Facility .........................         --     (53,000)
Principal payments on notes payable and obligations under
   capital leases .................................................        (64)     (6,032)
Capital contribution from Golden Sky DBS, Inc. ....................         --      95,661
Increase in deferred financing costs ..............................       (242)       (947)
                                                                      --------    --------
Net cash provided by financing activities .........................     20,694      56,682
                                                                      --------    --------

Net increase (decrease) in cash and cash equivalents ..............    (10,014)     34,816
Cash and cash equivalents, beginning of period ....................     13,632       4,460
                                                                      --------    --------
Cash and cash equivalents, end of period ..........................   $  3,618    $ 39,276
                                                                      ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest .........................................   $  1,315    $ 14,390
   Property and equipment acquired under capital leases ...........        163          78

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

                            GOLDEN SKY SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

Advertising Costs

     Advertising costs are expensed as incurred. Such costs aggregated $730,000 and $1.1 million during the three-month periods ended March 31, 1998 and 1999, respectively.

Comprehensive Income

     Systems has no components of comprehensive income other than net loss.

Free Programming Promotions

     Certain DIRECTV national sales promotions offer free programming, generally for periods of one to three months, to new subscribers. The cost of such free programming is expensed as sales and marketing expense in the period the services are provided. During the three months ended March 31, 1999, sales and marketing expenses attributable to such promotions totaled $774,000.

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

         DIRECTV distribution rights......................         $17,200
         Non-compete agreements...........................           3,058
         Working capital, net.............................              76
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

     For the three months ended March 31, 1999, Systems exceeded the limitation on subscriber acquisition costs (i.e., sales and marketing expenses) prescribed by the Amended Credit Facility. Excluding the effects of DIRECTV's

                            GOLDEN SKY SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (Unaudited)

national sales promotions that offered free programming to new subscribers, and higher incremental subscriber acquisition costs associated with the conversion of Primestar subscribers to Systems' DIRECTV service, Systems would have been in compliance with the Amended Credit Facility's limitation on subscriber acquisition costs. In June 1999, Systems received a waiver from the banks of this technical violation. Further, the Amended Credit Facility's limitation on subscriber acquisition costs was increased as part of an amendment that was executed in June 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements involving known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: a decrease in subscriber growth; an increase in subscriber acquisition costs and subscriber equipment subsidies; an unexpected equipment shortage; impediments to the retransmission of distant broadcast network signals; an unexpected business interruption due to the failure of third parties to remediate Year 2000 issues; an increase in competition from cable, other direct broadcast satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. All statements herein, other than statements of historical fact, regarding our profitability, financial position, liquidity and capital requirements are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this report. All written forward-looking statements by or attributable to us or persons acting on our behalf contained in this report are expressly qualified in their entirety by the Cautionary Statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

     During the three months ended March 31, 1999, we

     o   used net cash of $17.2 million in operating activities;
     o   used net cash of $4.6 million in investing activities; and
     o   provided net cash of $56.7 million from financing activities.

     During the three months ended March 31, 1998, we:

     o   used net cash of $2.4 million in operating activities;
     o   used net cash of $28.3 million in investing activities; and
     o   provided net cash of $20.7 million from financing activities.

     As a result of our historical and anticipated significant growth rate, our historical operating results may not be comparable from period to period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998.

     Revenue. DBS services revenue for the three months ended March 31, 1999 totaled $28.8 million, which represented a 108% increase as compared to the same period during the prior year. This increase was principally attributable to the increase in the number of subscribers. The average number of subscribers during the three-month period ended March 31, 1999 increased to approximately 248,000, compared to approximately 109,700 during the comparable 1998 period. Average monthly revenue per subscriber approximated $39 and $43 during those same periods. This decrease resulted primarily from a change in sales mix toward lower priced services and the effects of free programming provided to some of our new subscribers pursuant to DIRECTV's national sales promotions. Our average monthly revenue per subscriber excluding new subscribers who received free programming as a result of those DIRECTV national sales promotions approximated $41 during the three months ended March 31, 1999.

     Costs of DBS Services. Costs of DBS services increased $10.2 million, or 123%, during the three-month period ended March 31, 1999, to $18.4 million. This increase is consistent with the increase in the average number of subscribers. As a percentage of DBS services revenue, the costs of DBS services increased to 63.8% during the three-month period ended March 31, 1999, compared to 59.4% during the same period of 1998. This increase resulted largely from a change in sales mix toward lower margin services and increased charges by DIRECTV for satellite and ground service operations.

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

     Sales and Marketing. Sales and marketing expenses totaled $11.9 million during the three-month period ended March 31, 1999, an increase of $7.2 million compared to the same 1998 period. Sales and marketing costs per new subscriber activation approximated $390 and $300 during the three-month periods ended March 31, 1999 and 1998, respectively. The increase in sales and marketing expenses resulted from:

     o a 93% increase in the number of new subscriber activations during the three months ended March 31, 1999, as compared to the same period of 1998;
     o increased costs associated with free programming provided to new subscribers under certain DIRECTV national sales promotions,
     o costs we experienced from our marketing efforts to convert Primestar subscribers to our DIRECTV service (see "-- Liquidity and Capital Resources"); and
     o increased equipment and installation subsidies provided by us to our subscribers.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

     During the three months ended March 31, 1999, we:

     o   used net cash of $17.2 million in operating activities;
     o   used net cash of $4.6 million in investing activities; and
     o   provided net cash of $56.7 million from financing activities.

     During the three months ended March 31, 1998, we:

     o   used net cash of $2.4 million in operating activities;
     o   used net cash of $28.3 million in investing activities; and
     o   provided net cash of $20.7 million from financing activities.

     Depreciation and Amortization. Depreciation and amortization expenses increased $3.9 million to $8.2 million during the three months ended March 31, 1999, compared to $4.3 million during the three months ended March 31, 1998. This increase primarily reflects the increased amortization of higher intangible asset balances resulting from our acquisitions of additional Rural DIRECTV Markets.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our operations require substantial capital for:

     o   acquisitions of Rural DIRECTV Markets;
     o financing subscriber growth (including DBS equipment and installation subsidies and marketing and selling expenses);
     o investments in, and maintenance of, field offices in our Rural DIRECTV Markets;
     o financing infrastructure development costs necessary to support the growth of our business; and
     o   funding of start-up losses and other working capital requirements.

     Our capital expenditures, inclusive of acquisitions of Rural DIRECTV Markets, totaled $21.5 million and $28.3 million during the three-month periods ended March 31, 1999 and 1998, respectively. During those same periods, net cash used in operations totaled $17.2 million and $2.4 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     To date, our acquisitions, subscriber growth and operations have been financed from:

     o   borrowings under our bank facilities;
     o   proceeds of our July 1998 offering of 12 3/8% notes;
     o   proceeds from the issuance of capital stock;
     o   contributions by our direct and indirect parent companies; and
     o to a lesser extent, the issuance of promissory notes to sellers of Rural DIRECTV Markets.

     During the three months ended March 31, 1999, net cash flows from financing activities totaled $56.7 million. This was comprised of:

     o   a contribution by Golden Sky DBS of approximately $95.7 million;
     o   net repayments of $32.0 million under our bank credit facilities;
     o increased deferred financing costs of approximately $1.0 million resulting from the amendment of our bank credit facility; and
     o   repayments totaling $6.0 million on our other indebtedness.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

         For the three months ended March 31, 1999, we exceeded the limitation on subscriber acquisition costs prescribed by our bank credit facility. Excluding the effects of DIRECTV's national sales promotions that offered free programming to new subscribers, and higher incremental subscriber acquisition costs associated with the conversion of Primestar subscribers to our DIRECTV service we would have been in compliance with the bank credit facility's limitation on subscriber acquisition costs. In June 1999, we received a waiver from our lenders of this technical violation and entered into an amendment to the credit facility raising the limitation on subscriber acquisition costs to accommodate the market conditions described above.

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

     Recently, we have experienced increased subscriber acquisition costs due to increased competition for subscribers. Subsequent to DIRECTV's announcement of its proposed acquisition of Primestar, EchoStar Communications Corporation began to offer increased promotional and other incentives to Primestar customers, as well as to EchoStar retailers, to entice the conversion of Primestar subscribers to EchoStar's competing DBS service, the DISH Network. EchoStar is the second-largest provider of DBS service in the United States. Consequently, we have increased our marketing efforts with respect to Primestar subscribers. Our increased Primestar conversion efforts include, among other things, discounted equipment and installation prices and higher sales commissions. We are unable to estimate the number of Primestar subscribers we may be able to convert to our DIRECTV service. Our subscriber acquisition costs also have increased as a result of certain recent national DIRECTV promotions that offer new subscribers two to three months of free programming services. Additionally, we have increased our subscriber acquisition costs to attract new customers in our markets, other than Primestar conversions, due to increased competition. We expect that our subscriber acquisition costs will continue to approximate as much as $400 or more on a per new subscriber basis (including the incremental costs associated with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

converting existing Primestar subscribers) during the remainder of 1999. While there can be no assurance, we believe we have sufficient cash and availability under our bank credit facility to finance our expected continued internal growth during the remainder of 1999. However, there can be no assurance that additional financing will not be required to finance our growth and, if required, that such financing would be available on terms acceptable to us, or at all.

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

     If our plan is not successful or is not completed in a timely manner, the year 2000 issue could significantly disrupt our ability to transact business with our customers and suppliers, and could have a material impact on our operations. There can be no assurance that the systems of the NRTC, DIRECTV and other companies with which

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about our market sensitive financial instruments is provided below and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates. Our policy is to manage interest rates through the use of floating rate debt. Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs. The table below provides information about our outstanding financial instruments that are sensitive to interest rate changes. The table presents principal cash flows by expected maturity dates for our variable rate term loan under our bank credit facility as of December 31, 1998 and March 31, 1999 (in thousands).


                                EXPECTED MATURITY DATE
                             ------------------------------
                             2002    2003    2004    2005      TOTAL   FAIR VALUE
                             ----    ----    ----   -------   -------  ----------
BANK DEBT
  Variable rate term loan    $350    $350    $350   $33,950   $35,000   $35,000


     Interest on the term loan is calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin.

     At December 31, 1998, we also had $32.0 million of borrowings outstanding under the revolving loan commitment of our bank credit facility. Outstanding borrowings on these revolving loans bore interest at variable rates. All outstanding borrowings under our revolving loan commitment were repaid in February 1999 from the capital contribution by Golden Sky DBS of the net proceeds of its 13 1/2% notes offering. As of March 31, 1999, no borrowings were outstanding under our bank credit facility revolving loan commitment. Availability of revolving loan borrowings under our bank credit facility reduces by specified amounts quarterly from March 31, 2001 through maturity on September 30, 2005. Interest on revolving loan borrowings will be calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin.

                           PART II - OTHER INFORMATION

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

                                     GOLDEN SKY SYSTEMS, INC.

                                     By: /s/ John R. Hager
                                        ----------------------------------------
                                             John R. Hager
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

Date:    August 9, 1999

                                 EXHIBIT INDEX


        Exhibit No.               Description
        -----------               -----------
            27.1            Financial Data Schedule.