Form 10-Q
period 1999-06-30
GOLDEN SKY SYSTEMS INC
filed 1999-08-16
CIK 1070669

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________.

                        Commission file number 333-64367


                            GOLDEN SKY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     43-1749060
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


   4700 BELLEVIEW AVENUE, SUITE 300
           KANSAS CITY, MO                                64112
(Address of principal executive offices)                (Zip code)


                                 (816) 753-5544
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

      AS OF JULY 31, 1999, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1000 SHARES OF COMMON STOCK.


================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           June 30, 1999 (Unaudited) and December 31, 1998..................................................      1

         Condensed Consolidated Statements of Operations for the
           three and six months ended June 30, 1999 and 1998 (Unaudited)....................................      2

         Condensed Consolidated Statements of Cash Flows for the
           six months ended June 30, 1999 and 1998 (Unaudited)..............................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............      7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     14


                                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   None

Item 2.  Changes in Securities and Use of Proceeds..........................................................   None

Item 3.  Defaults Upon Senior Securities....................................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders................................................   None

Item 5.  Other Information..................................................................................     15

Item 6.  Exhibits and Reports on Form 8-K...................................................................     16

                            GOLDEN SKY SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)




                                                                    DECEMBER 31, 1998      JUNE 30, 1999
                                                                    -----------------    -----------------
                                                                                             (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents ....................................   $           4,460    $          14,749
   Restricted cash, current portion .............................              28,083               23,634
   Subscriber receivables (net of allowance for
     uncollectable accounts of $293 and $728, respectively) .....               8,632               10,109
   Other receivables ............................................               2,465                1,315
   Inventory ....................................................              10,146                6,662
   Prepaid expenses and other ...................................               1,859                2,036
                                                                    -----------------    -----------------
Total current assets ............................................              55,645               58,505
Restricted cash, net of current portion .........................              23,534               11,647
Property and equipment (net of accumulated depreciation of ......               4,994
   $3,214 and $4,518, respectively) .............................               6,212
Intangible assets, net ..........................................             233,139              252,454
Deferred financing costs ........................................              10,541                8,161
Other assets ....................................................                 218                  439
                                                                    -----------------    -----------------
     Total assets ...............................................   $         328,071    $         337,418
                                                                    =================    =================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable .......................................   $          13,539    $          18,459
   Interest payable .............................................              11,009               10,806
   Current portion of long-term obligations .....................               8,916                3,314
   Unearned revenue .............................................               5,574                7,290
   Accrued payroll and other ....................................               1,403                1,906
                                                                    -----------------    -----------------
Total current liabilities .......................................              40,441               41,775
Long-term obligations, net of current portion:
   12 3/8% Notes ................................................             195,000              195,000
   Bank debt ....................................................              67,000               35,000
   Seller notes payable .........................................               6,912                6,932
   Other notes payable and obligations under capital leases .....                 376                  251
   Minority interest ............................................               2,420                   --
                                                                    -----------------    -----------------
Total long-term obligations, net of current portion .............             271,708              237,183
                                                                    -----------------    -----------------
     Total liabilities ..........................................             312,149              278,958

Commitments and contingencies ...................................

Stockholder's Equity:
   Common Stock, par value $.01; 1,000 shares  authorized,
     issued and outstanding .....................................                  --                   --
   Additional paid-in capital ...................................              97,600              193,880
   Accumulated deficit ..........................................             (81,678)            (135,420)
                                                                    -----------------    -----------------
   Total stockholder's equity ...................................              15,922               58,460
                                                                    -----------------    -----------------
     Total liabilities and stockholder's equity .................   $         328,071    $         337,418
                                                                    =================    =================


     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)






                                                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------    ----------------------------
                                                              1998            1999            1998            1999
                                                          ------------    ------------    ------------    ------------
Revenue:
   DBS services .......................................   $     16,582    $     31,201    $     30,466    $     60,040
   Lease and other ..................................              267             188             512             385
                                                          ------------    ------------    ------------    ------------
Total revenue .........................................         16,849          31,389          30,978          60,425

Costs and Expenses:
    Costs of DBS services .............................          9,676          19,610          17,926          38,022
    System operations .................................          2,390           4,526           4,177           8,796
    Sales and marketing ...............................          6,617          13,587          11,287          25,507
    General and administrative ........................          1,567           3,692           2,675           6,640
    Depreciation and amortization .....................          5,405           9,140           9,753          17,360
                                                          ------------    ------------    ------------    ------------
Total costs and expenses ..............................         25,655          50,555          45,818          96,325
                                                          ------------    ------------    ------------    ------------

Operating loss ........................................         (8,806)        (19,166)        (14,840)        (35,900)

Non-operating Items:
   Interest and investment income .....................              1             829              29           1,652
   Interest expense ...................................         (2,956)         (8,210)         (5,237)        (16,559)
                                                          ------------    ------------    ------------    ------------
Total non-operating items .............................         (2,955)         (7,381)         (5,208)        (14,907)
                                                          ------------    ------------    ------------    ------------

Loss before income taxes ..............................        (11,761)        (26,547)        (20,048)        (50,807)
Income taxes ..........................................             --              --              --              --

Loss before extraordinary charge ......................        (11,761)        (26,547)        (20,048)        (50,807)
Extraordinary charge on early retirement of debt ......         (2,577)             --          (2,577)         (2,935)
                                                          ------------    ------------    ------------    ------------

Net loss ..............................................   $    (14,338)   $    (26,547)   $    (22,625)   $    (53,742)
                                                          ============    ============    ============    ============



     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)



                                                                              SIX MONTHS ENDED JUNE 30,
                                                                            ----------------------------
                                                                                 1998            1999
                                                                            ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................   $    (22,625)   $    (53,742)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ........................................          9,753          17,360
   Amortization of deferred financing costs and other ...................            266           1,323
   Extraordinary charge on early retirement of debt .....................          2,577           2,935
   Change in operating assets and liabilities, net of acquisitions:
       Subscriber receivables, net of unearned revenue ..................         (2,035)            304
       Other receivables ................................................           (652)          1,150
       Inventory ........................................................           (679)          3,484
       Prepaid expenses and other .......................................           (633)           (394)
       Trade accounts payable ...........................................            644           4,920
       Interest payable .................................................            (18)           (203)
       Accrued payroll and other ........................................           (837)            484
                                                                            ------------    ------------
Net cash used in operating activities ...................................        (14,239)        (22,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets ...................................        (44,514)        (35,160)
Purchases of property and equipment .....................................         (1,360)         (2,143)
Proceeds from interest escrow account ...................................             --          12,158
Investment earnings placed in escrow ....................................             --          (1,271)
Release of amounts reserved for contingent reduction of
   bank debt ............................................................             --           5,449
Other ...................................................................           (690)            (12)
                                                                            ------------    ------------
Net cash used in investing activities ...................................        (46,564)        (20,979)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from Golden Sky DBS, Inc. ..........................             --          95,661
Borrowings on bank debt .................................................         54,000          21,000
Principal payments on bank debt .........................................             --         (53,000)
Principal payments on notes payable and obligations
   under capital leases .................................................         (2,479)         (8,632)
Increase in deferred financing costs ....................................         (3,494)         (1,382)
                                                                            ------------    ------------
Net cash provided by financing activities ...............................         48,027          53,647
                                                                            ------------    ------------

Net increase (decrease) in cash and cash equivalents ....................        (12,776)         10,289
Cash and cash equivalents, beginning of period ..........................         13,632           4,460
                                                                            ------------    ------------
Cash and cash equivalents, end of period ................................   $        856    $     14,749
                                                                            ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest ...............................................   $      2,920    $     15,537
   Property and equipment acquired under capitalized
        Lease obligations ...............................................            439              78
   Issuance of seller notes payable in acquisitions .....................             --           2,925

     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

     Golden Sky Systems, Inc. (" Golden Sky Systems" or the "Company") is the second largest independent provider of DIRECTV subscription television services. DIRECTV is the leading direct broadcast satellite ("DBS") company serving the continental United States. Golden Sky Systems is a non-voting affiliate of the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC has contracted with Hughes Communications Galaxy, Inc. ("Hughes") for the exclusive right to distribute DIRECTV programming to homes in certain rural territories within the continental United States ("Rural DIRECTV Markets"). As of June 30, 1999, Golden Sky Systems has acquired 55 Rural DIRECTV Markets in 23 states representing approximately 1.9 million households. As of that same date, Golden Sky Systems served approximately 297,000 subscribers.

     Unless the context otherwise requires, the terms "Golden Sky Systems" and "the Company" refer to Golden Sky Systems, Inc. and its subsidiaries.

Organization and Legal Structure

     Until February 1999, Golden Sky Systems was a wholly-owned subsidiary of Golden Sky Holdings, Inc. ("Holdings"). In February 1999, Golden Sky DBS, Inc. ("Golden Sky DBS") was formed for the purpose of completing an offering (the "13 1/2% Notes Offering") of 13 1/2% Senior Discount Notes due 2007 (the
"13 1/2% Notes"). Upon formation, Golden Sky DBS issued 100 shares of its common stock to Holdings in exchange for $100 and the subsequent transfer of all of the capital stock of Systems to Golden Sky DBS. Upon completion of the aforementioned transfer, Golden Sky Systems became a wholly-owned subsidiary of Golden Sky DBS.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Golden Sky Systems' Annual Report on Form 10-K for the year ended December 31, 1998.

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

                            GOLDEN SKY SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Advertising Costs

     Advertising costs are expensed as incurred. Such costs aggregated $1.3 million and $966,000 during the three-month periods ended June 30, 1999 and 1998, respectively, and $2.4 million and $1.7 million during the six-month periods ended June 30, 1999 and 1998, respectively.

Effects of Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). As a result of the subsequent issuance of FAS No. 137, FAS No. 133 is now effective for fiscal years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, the Company has no derivative instruments or hedging arrangements. Accordingly, adoption of FAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

Comprehensive Income

     The Company has no components of comprehensive income other than net loss.

Free Programming Promotions

     Certain DIRECTV national sales promotions offer free programming, generally for periods of one to three months, to new subscribers. The cost of such free programming is expensed as sales and marketing expense in the period the services are provided. During the three- and six-month periods ended June 30, 1999, sales and marketing expenses attributable to such promotions totaled $1.9 and $3.0 million, respectively.

3.   ACQUISITIONS

     During the six-month period ended June 30, 1999, Golden Sky Systems acquired eight Rural DIRECTV Markets in five states (the "1999 Acquired Markets"). The 1999 Acquired Markets represent approximately 124,000 households and served approximately 18,100 subscribers at the respective acquisition dates. The Company accounts for its acquisitions using the purchase method. The Company's condensed consolidated statements of operations for the three- and six-month periods ended June 30, 1998 and 1999 include the results of operations of acquired Rural DIRECTV Markets from the respective acquisition dates. The aggregate purchase price (including direct acquisition costs of $658,000) for the 1999 Acquired Markets was allocated as follows (in thousands):


DIRECTV distribution rights ............   $  30,221
Non-compete agreements .................       4,839
Working capital, net ...................         100
                                           ---------
                                           $  35,160
                                           =========

         During 1997, Golden Sky Systems acquired a controlling interest in DCE Satellite Entertainment, LLC ("DCE"). In June 1999, Golden Sky Systems acquired the remaining ownership interest in DCE that it did not hold in exchange for cash of $1.0 million and the issuance of seller notes payable totaling $2.9 million.

4.   BANK DEBT

     In February 1999, Golden Sky Systems' bank credit facility (the "Credit Facility") was amended (the "Amended Credit Facility") to permit, among other things, the offering of senior discount notes by Golden Sky DBS. The Amended Credit Facility's term loan commitment amortizes in specified quarterly installments from

                            GOLDEN SKY SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


March 31, 2002 through maturity on December 31, 2005. The availability of revolving loan borrowings under the Amended Credit Facility reduces by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. In February 1999, Golden Sky Systems repaid all outstanding borrowings under the revolving loan commitment. Such repayment was funded from the contribution by Golden Sky DBS of the net proceeds of the 13 1/2% Notes Offering to Golden Sky Systems and totaled $53.0 million. As of June 30, 1999, no borrowings were outstanding under the Amended Credit Facility's revolving loan commitment. As of that same date, outstanding borrowings under the Amended Credit Facility's term loan commitment totaled $35.0 million. Upon execution of the Amended Credit Facility, Golden Sky Systems recognized an extraordinary charge of approximately $2.9 million to write-off unamortized deferred financing costs associated with the Credit Facility.

     For the three months ended March 31, 1999, Golden Sky Systems exceeded the limitation on subscriber acquisition costs (i.e., sales and marketing expenses) prescribed by the Amended Credit Facility. Excluding the effects of DIRECTV's national sales promotions that offered free programming to new subscribers, and higher incremental subscriber acquisition costs associated with the conversion of Primestar subscribers to Golden Sky Systems' DIRECTV service, Golden Sky Systems would have been in compliance with the Amended Credit Facility's limitation on subscriber acquisition costs. In June 1999, Golden Sky Systems received a waiver from the banks for this technical violation. The Amended Credit Facility's limitation on subscriber acquisition costs was also increased as part of an amendment that was executed in June 1999. As of June 30, 1999, the Company was in compliance with all of the covenants of the Amended Credit Facility.

5.   13 1/2% NOTES OFFERING

     On February 19, 1999, Golden Sky DBS consummated the 13 1/2% Notes Offering. The 13 1/2% Notes Offering resulted in net proceeds to Golden Sky DBS of approximately $95.7 million (after initial purchasers' discount and other offering expenses). The 13 1/2% Notes have an aggregate balance due at stated maturity of $193.1 million. Cash interest on the 13 1/2% Notes will not accrue prior to March 1, 2004. Thereafter, cash interest on the 13 1/2% Notes will accrue at a rate of 13 1/2% per annum and be payable in arrears on March 1 and September 1 of each year, commencing September 1, 2004. The 13 1/2% Notes mature on March 1, 2007. Golden Sky DBS contributed the net proceeds of the 13 1/2% Notes Offering to Golden Sky Systems, which used $53.0 million of the contributed proceeds to repay existing revolving credit indebtedness.

     Golden Sky Systems is not obligated for repayment of the 13 1/2% Notes and is restricted as to its ability to make payments to Golden Sky DBS. However, Golden Sky DBS is dependent on Golden Sky Systems for dividends or other cash distributions in amounts sufficient to make the required payments.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements involving known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: a decrease in subscriber growth; an increase in subscriber acquisition costs and subscriber equipment subsidies; an unexpected equipment shortage; impediments to the retransmission of distant broadcast network signals; an unexpected business interruption due to Year 2000 issues; an increase in competition; the introduction of new technologies and competitors into the subscription television business; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. All statements herein, other than statements of historical fact, regarding our profitability, financial position, liquidity and capital requirements are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this report. All written forward-looking statements by or attributable to us or persons acting on our behalf contained in this report are expressly qualified in their entirety by the Cautionary Statements.

     Unless the context otherwise requires, the terms "we," "our," "us" and "Golden Sky Systems" refer to Golden Sky Systems, Inc. and its subsidiaries.

OVERVIEW

     Golden Sky Systems is the second largest independent provider of DIRECTV subscription television services. DIRECTV is the leading direct broadcast satellite ("DBS") company serving the continental United States. Until February 1999, Systems was a wholly-owned subsidiary of Golden Sky Holdings, Inc. In February 1999, Golden Sky DBS, Inc. was formed for the purpose of completing a private offering of its 13 1/2% Senior Discount Notes due 2007. Upon formation, Golden Sky DBS issued 100 shares of its common stock to Holdings in exchange for $100 and the subsequent transfer of all of the capital stock of Systems to Golden Sky DBS. Upon completion of the aforementioned transfer, Systems became a wholly-owned subsidiary of Golden Sky DBS.

     We were formed in June 1996 to acquire rights to distribute DIRECTV programming services in rural markets in the United States. We are a non-voting affiliate of the National Rural Telecommunications Cooperative, or the NRTC as it is commonly known. The NRTC is a cooperative organization whose members are engaged in the distribution of telecommunications and other services in rural America. We acquired our first rural DIRECTV market in November 1996. From our inception through June 30, 1999, we have acquired 55 rural DIRECTV markets in 23 states serving approximately 1.9 million households. The aggregate purchase price for these acquisitions totaled approximately $294.9 million, or about $159 per household. Following each acquisition, we have sought to create a strong local presence in each of our markets. We have established over 70 offices in our territories and have established dealer relationships with approximately 450 local retailers of direct broadcast satellite ("DBS") equipment. We are continually evaluating acquisition prospects and we expect to continue to enter into acquisition agreements to purchase additional rural DIRECTV markets consistent with our growth strategy. As of June 30, 1999, we were the exclusive provider of DIRECTV programming to approximately 292,400 subscribers.

     In addition to growth by acquisitions, we have increased our subscriber base through increased penetration of our rural DIRECTV markets. We believe that there is a substantial opportunity to increase penetration through local marketing. Most of the NRTC members from which we acquire rural DIRECTV markets generally have not engaged in significant marketing efforts, but rather have relied primarily on the consumer to take the initiative to acquire service.

     We have experienced net losses as well as negative EBITDA (as defined below) and cash flows from operations since our inception. These shortfalls are primarily the result of our rapid subscriber growth and acquisitions of rural DIRECTV markets. In particular, we have incurred significant sales and marketing expenses in our effort to rapidly build our subscriber base. Many of these expenses, which are expensed as incurred and include advertising and promotional expenses, sales commissions and DBS equipment and installation subsidies, are incurred at or before
                                       7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

the time a new subscriber is activated. As a result, revenue attributable to new subscribers lags behind the expense incurred in acquiring them. The impact of this lag generally increases with the rate at which we add subscribers. Our rapid subscriber growth and related subscriber acquisition costs have been significant contributors to our net losses and negative EBITDA experienced to date. We believe that our subscriber acquisition costs will continue to negatively affect our operating results for at least the next year as we continue to add new subscribers. However, as long as a subscriber remains in service, future operating results benefit from a recurring monthly revenue stream with minimal additional sales and marketing expense. Because we have experienced a relatively low rate of customer disconnects, or churn, we believe that our investment in building our subscriber base rapidly will enhance our cash flow and operating results in the longer term. During the twelve-month period ended June 30, 1999, our annual churn rate approximated 9.4%, compared to 8.1% and 6.1% during the twelve-month periods ended March 31, 1999 and December 31, 1998, respectively.

     EBITDA represents earnings before interest, taxes, depreciation and amortization, non-cash charges and extraordinary items. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income or loss as a measure of performance, or as a substitute for cash flow as a measure of liquidity. Nevertheless, we believe that EBITDA is a commonly recognized measure of performance in the communications industry. Many of our financial covenants are also based upon EBITDA. As a result, investors may use this data to analyze and compare other communications companies with our company in terms of operating performance, leverage and liquidity. Further, we believe that EBITDA provides useful information regarding an entity's ability to incur and service debt. Changes in our EBITDA may indicate changes in our free cash flows available to incur and service debt and cover fixed charges. However, EBITDA is not intended to represent cash flows for the period and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. EBITDA, as we calculate it, is not necessarily comparable to similarly captioned amounts of other companies.

     During the six months ended June 30, 1999, we:

     o  used net cash of $22.4 million in operating activities;

     o  used net cash of $21.0 million in investing activities; and

     o  provided net cash of $53.6 million from financing activities.

     During the six months ended June 30, 1998, we:

     o  used net cash of $14.2 million in operating activities;

     o  used net cash of $46.6 million in investing activities; and

     o  provided net cash of $48.0 million from financing activities.

     As a result of our historical and anticipated significant growth rate, our historical operating results may not be comparable from period to period.

RESULTS OF OPERATIONS

Three Months Ended June 30,1999 Compared to the Three Months Ended June 30,
1998.

     Revenue. DBS services revenue for the three months ended June 30, 1999 totaled $31.2 million, which represented an 88% increase as compared to the same period during the prior year. This increase was principally attributable to the increase in the number of subscribers to our DIRECTV service, offset somewhat by lower revenues per subscriber. The average number of subscribers during the three-month period ended June 30, 1999 increased to approximately 276,100, compared to approximately 135,100 during the comparable 1998 period. Average monthly revenue per subscriber approximated $37 and $41 during those same periods. The decrease in revenue per subscriber resulted primarily from a change in sales mix toward lower priced services, as well as decreases in pay per view and sports programming revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


     Costs of DBS Services. Costs of DBS services increased $9.9 million, or 103%, to $19.6 million during the three-month period ended June 30, 1999. This increase is consistent with the increase in the average number of subscribers previously described. As a percentage of DBS services revenue, the costs of DBS services increased to 62.9% during the three-month period ended June 30, 1999, compared to 58.4% during the same period of 1998. This increase resulted largely from a change in sales mix toward lower margin services and increased charges by DIRECTV for satellite and ground service operations.

     System Operations. System operations costs totaled $4.5 million for the three-month period ended June 30, 1999, a $2.1 million increase, or 89%, over the comparable 1998 period. These costs rose as a result of the increased number of field offices and related activity resulting from our continued acquisition of rural DIRECTV markets, as well as from subscriber growth. System operations expenses approximated 14.4% and 14.2% of total revenue during the three-month periods ended June 30, 1999 and 1998, respectively. We expect that our system operations expenses will increase as we continue to make acquisitions and open additional offices. However, many of these expenses are fixed in nature, and we do not expect that these expenses will increase in direct proportion to revenue.

     Sales and Marketing. Sales and marketing expenses totaled $13.6 million during the three-month period ended June 30, 1999, an increase of $7.0 million compared to the same 1998 period. Sales and marketing costs per new subscriber activation approximated $355 and $300 during the three-month periods ended June 30, 1999 and 1998, respectively. The increase in sales and marketing expenses resulted from:

     o an 72% increase in the number of new subscriber activations during the three months ended June 30, 1999, as compared to the same period of 1998;

     o increased costs associated with free programming provided to new subscribers under certain DIRECTV national sales promotions;

     o costs we experienced from our marketing efforts to convert Primestar subscribers to our DIRECTV service (see "-- Liquidity and Capital Resources"); and

     o increased equipment and installation subsidies provided by us to our subscribers.

     We expect that our subscriber acquisition costs per new subscriber activation may be as high as $400 during the remainder of 1999. To the extent that competition for new subscribers intensifies and we decide to increase our marketing and promotional efforts, these costs may be higher.

     General and Administrative. During the three-month period ended June 30, 1999, general and administrative expenses totaled $3.7 million, compared to $1.6 million during the comparable 1998 period. The increase in general and administrative expenses resulted from the addition of administrative resources necessary to support our growth. As a percentage of revenue, general and administrative expenses increased to 11.8% during the three-month period ended June 30, 1999, from 9.3% during the same period in 1998. While there can be no assurance, we expect that our general and administrative expenses will decrease as a percentage of revenue over time as these costs, which are partially fixed in nature, are leveraged over increased subscribers and revenue.

     Earnings Before Interest, Taxes, Depreciation and Amortization, Non-Cash Charges and Extraordinary Items. EBITDA for the three months ended June 30, 1999 totaled negative $10.0 million, compared to EBITDA of negative $3.4 million during the three months ended June 30, 1998. This increase in negative EBITDA principally resulted from the increases in sales and marketing activities and related new subscriber activations previously described.

     Depreciation and Amortization. Depreciation and amortization expenses increased $3.7 million to $9.1 million during the three months ended June 30, 1999, compared to $5.4 million during the three months ended June 30, 1998. This increase primarily reflects the increased amortization of higher intangible asset balances resulting from our acquisitions of rural DIRECTV markets.

     Interest Expense. Interest expense totaled $8.2 million during the three months ended June 30, 1999 and $3.0 million during the same 1998 period. This increase of $5.2 million primarily resulted from higher outstanding debt

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

balances and an increase in our weighted-average interest rate resulting from the issuance of our 12 3/8% Senior Subordinated Notes Due 2006 (12 3/8% Notes) in July 1998.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998.

     Revenue. DBS services revenue for the six months ended June 30, 1999 totaled $60.0 million, which represented a 97% increase as compared to the same period during the prior year. This increase was principally attributable to the increase in the number of subscribers to our DIRECTV service, offset somewhat by lower revenues per subscriber. The average number of subscribers in our rural DIRECTV markets during the six-month period ended June 30, 1999 increased to approximately 259,900, compared to approximately 122,300 during the comparable 1998 period. Average monthly revenue per subscriber approximated $38 and $42 during those same periods. The decrease in revenue per subscriber resulted primarily from a change in sales mix toward lower priced services.

     Costs of DBS Services. Costs of DBS services increased $20.1 million, or 112%, during the six-month period ended June 30, 1999, to $38.0 million. This increase is consistent with the increase in the average number of subscribers previously described. As a percentage of DBS services revenue, the costs of DBS services increased to 63.3% during the six-month period ended June 30, 1999, compared to 58.8% during the same period of 1998. This increase resulted largely from a change in sales mix toward lower margin services and increased charges by DIRECTV for satellite and ground service operations.

     System Operations. System operations expenses totaled $8.8 million for the six-month period ended June 30, 1999, a $4.6 million increase, or 111%, over the comparable 1998 period. These costs rose as a result of the increased number of field offices and related activity resulting from our continued acquisitions of rural DIRECTV markets, as well as from subscriber growth. As a percentage of total revenue, system operations expenses increased to 14.6% during the six-month period ended June 30, 1999, from 13.5% during the same 1998 period. The increase in system operations expenses as a percentage of total revenues resulted primarily from the expansion of our national customer service center in Kansas City.

     Sales and Marketing. Sales and marketing expenses totaled $25.5 million during the six-month period ended June 30, 1999, an increase of $14.2 million compared to the same 1998 period. Sales and marketing costs per new subscriber activation approximated $370 and $295 during the six-month periods ended June 30, 1999 and 1998, respectively. The increase in sales and marketing expenses resulted from:

     o an 79% increase in the number of new subscriber activations during the six months ended June 30, 1999, as compared to the same period of 1998;

     o increased costs associated with free programming provided to new subscribers under certain DIRECTV national sales promotions;

     o costs we experienced from our marketing efforts to convert Primestar subscribers to our DIRECTV service (see "-- Liquidity and Capital Resources"); and

     o increased equipment and installation subsidies provided by us to our subscribers.

     We expect that our subscriber acquisition costs per new subscriber activation may be as high as $400 during the remainder of 1999. To the extent that competition for new subscribers intensifies and we decide to increase our marketing and promotional efforts, these costs may be higher.

     General and Administrative. During the six-month period ended June 30, 1999, general and administrative expenses totaled $6.6 million, compared to $2.7 million during the comparable 1998 period. As a percentage of total revenue, general and administrative expenses increased to 11.0% during the six-month period ended June 30, 1999, from 8.6% during 1998. These increases in general and administrative expenses resulted from the addition of administrative resources necessary to support our growth.

     Earnings Before Interest, Taxes, Depreciation and Amortization, Non-Cash Charges and Extraordinary Items. EBITDA for the six months ended June 30, 1999 totaled negative $18.5 million, compared to EBITDA of negative $5.1 million during the six months ended June 30, 1998. This increase in negative EBITDA resulted from the increases in sales and marketing activities and related new subscriber activations previously described.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

     Depreciation and Amortization. Depreciation and amortization expenses increased $7.6 million to $17.4 million during the six months ended June 30, 1999, compared to $9.8 million during the six months ended June 30, 1998. This increase reflects the amortization of higher intangible asset balances resulting from our acquisitions of rural DIRECTV markets.

     Interest Expense. Interest expense totaled $16.6 million during the six months ended June 30, 1999 and $5.2 million during the same 1998 period. This increase of $11.4 million resulted from higher outstanding debt balances and an increase in our weighted-average interest rate resulting from the issuance of our 12 3/8% Notes in July 1998.

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

     Our capital expenditures, inclusive of acquisitions of rural DIRECTV markets, totaled $37.3 million and $45.9 million during the six-month periods ended June 30, 1999 and 1998, respectively. During those same periods, our net cash used in operations totaled $22.4 million and $14.2 million, respectively.

     To date, our acquisitions, subscriber growth and operations have been financed from borrowings under our bank facility, proceeds from our July 1998 offering of 12 3/8% Notes, proceeds from the issuance of capital stock, contributions by our direct and indirect parent companies, and to a lesser extent, the issuance of promissory notes to sellers of rural DIRECTV markets.

     During the six months ended June 30, 1999, our net cash flows from financing activities totaled $53.6 million. This was comprised of:

     o  a capital contribution by Golden Sky DBS of approximately $95.7 million;

     o net repayments of $32.0 million under Golden Sky Systems' bank credit facility;

     o increased deferred financing costs of $1.4 million resulting from the amendment of our bank credit facility; and

     o  repayments of other debt totaling $8.6 million.

     During the six months ended June 30, 1998, our net cash flows from financing activities totaled $48.0 million. This was comprised of $51.5 million of net borrowings under our bank credit facility and other debt, less deferred financing costs of $3.5 million.

Credit Facility

     We have a credit facility with a group of banks that provides for a $150.0 million line of credit to fund acquisitions and working capital requirements. Of this amount, $35.0 million is in the form of a term loan facility and $115.0 million is in the form of a revolving credit facility, including a letter of credit sub-limit of $40.0 million. As of June 30, 1999, we had (1) fully utilized the entire $35.0 million of term loan availability, (2) utilized approximately $20.6 million of the letter of credit sub-facility and (3) had no outstanding borrowings under the revolving credit line. Availability under the revolving credit line depends upon satisfaction of various financial and operating covenants as well as minimum subscriber base requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED

     The term loan amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. Availability of revolving loan borrowings decreases by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. Borrowings under the credit facility bear interest at variable rates calculated on a base rate, which is either the prime rate or LIBOR, plus an applicable margin, with reductions under some circumstances, based on leverage.

13 1/2% Notes

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

Future Capital Requirements

     Our future capital requirements will depend upon a number of factors, including the extent of our acquisition activities, the rate of our subscriber growth and the working capital needs necessary to accommodate our anticipated growth. We expect that increased investments in our administrative and computer systems will be necessary to support our increased size and continued growth. We currently subsidize a portion of the cost of DBS equipment and subscriber installations. The extent of our future subsidies of DBS equipment may materially affect our liquidity and capital requirements. In addition, our favorable working capital position relies, in part, upon the existing terms of our agreements with the NRTC and the timing of required payments to the NRTC. Excluding costs associated with the acquisition of additional rural DIRECTV markets, we anticipate that our total capital expenditures, primarily related to expanding facilities and information systems for our corporate office, customer service operations and field offices, will approximate $5.0 million during the year ending December 31, 1999. During 1999, we expect to continue to expand our marketing efforts in order to increase our subscriber penetration. As of June 30, 1999, we had cash on hand of approximately $14.7 million. As of the same date, we had approximately $43.3 million available for borrowing under Golden Sky Systems' revolving credit facility. While we cannot assure you, we believe our existing cash balances and amounts available for borrowing under the credit facility will be sufficient to finance our operations during the remainder of 1999.

     Since December 31, 1998, we have acquired eight rural DIRECTV markets. These markets include approximately 124,000 households and 18,100 subscribers. The aggregate purchase price for these recent acquisitions, excluding direct acquisition costs, was approximately $34.5 million. We are continually evaluating acquisition prospects and expect to enter into additional acquisition agreements and complete further acquisitions of rural DIRECTV markets consistent with our growth strategy. We currently have non-binding letters of intent to acquire three additional rural DIRECTV markets for aggregate consideration of approximately $32.5 million in cash. These markets include 161,000 households and 10,200 subscribers. Completion of these acquisitions is contingent upon negotiation of satisfactory definitive agreements and other customary conditions to closing. We cannot assure you that we will complete these or any other future acquisitions.

     As noted above, our operating costs and working capital requirements are partly a function of our rights under our agreements with the NRTC and the NRTC's agreement with Hughes. The NRTC is currently in litigation with Hughes and its subsidiary DIRECTV over the scope and extent of certain of these rights. See "Item 5. Other Events." While we are not a party to the suit, the outcome could have a material adverse effect on the scope and duration of our right to provide DIRECTV programming in our rural markets, our capital requirements and our costs of operations. If 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


determined adversely, this matter could have a material adverse effect upon our business, financial condition and results of operations.

     Recently, we have experienced increased subscriber acquisition costs due to greater competition for subscribers. In April 1999, Hughes acquired Primestar, Inc.'s medium-power broadcast satellite business and high-powered DBS assets. Subsequent to Hughes' announcement of its proposed acquisition of Primestar, EchoStar began to offer increased promotional and other incentives to Primestar customers, as well as to EchoStar retailers, to entice the conversion of Primestar subscribers to EchoStar's competing DBS service, the DISH Network. EchoStar is the second largest provider of DBS service in the United States. Consequently, we have increased our marketing efforts with respect to Primestar subscribers. Our increased Primestar conversion efforts include, among other things, discounted equipment and installation prices and higher sales commissions. We are unable to estimate the number of Primestar subscribers we may be able to convert to our DIRECTV service. Our subscriber acquisition costs also have increased during 1999 as a result of recent national DIRECTV promotions that offer new subscribers one to three months of free programming services. We expect that our subscriber acquisition costs may approximate as much as $400 or more on a per new subscriber basis, including the incremental costs associated with converting existing Primestar subscribers, during the remainder of 1999.

     We are highly leveraged and expect to increase our leverage as we pursue further acquisitions of rural DIRECTV markets by borrowing additional funds, under our credit facility or otherwise, and by the issuance of additional acquisition-related notes payable. The approximately $9.8 million of seller notes payable outstanding at June 30, 1999 mature as follows: $2.9 million in 2000, $3.0 million in 2001, $2.9 million in 2002, and $1.0 million in 2003.

     There may be a number of factors, some of which may be beyond our control or ability to predict, that could require us to raise additional capital. These factors include possible acquisitions of additional rural DIRECTV markets, increased costs associated with potential future acquisitions of rural DIRECTV markets, unexpected increases in operating costs and expenses, subscriber growth in excess of that currently expected, or an increase in the cost of acquiring subscribers. Additional financing also may be required to meet our debt service requirements. There can be no assurance that additional financing will be available on terms acceptable to us, or at all, and if available, that the proceeds of this financing would be sufficient to enable us to meet our debt service requirements or completely execute our business plan.

      On July 9, 1999, Golden Sky DBS filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. We can provide no assurance with respect to the proceeds that may result from the initial public offering of our common stock, or that the offering will be consummated.

YEAR 2000

     We are in the process of assessing the impact of the year 2000 issue on our computer systems and operations. Many existing computer systems and applications currently use two-digit date fields to designate a year. Date sensitive systems and applications may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 issue may cause computer systems and applications to fail to process critical financial and operational information correctly. This issue affects virtually all organizations and can be very costly and time consuming to correct.

     We have reviewed the year 2000 compliance of our internal systems and believe that these systems are year 2000 compliant. However, we cannot assure you that all of the software products that we currently use are in fact year 2000 compliant. We have engaged the services of a consultant to assist in our assessment of the impact of the year 2000 issue on our computerized systems and operations. Currently, we believe our costs to successfully mitigate the year 2000 issue will approximate $200,000.

     We rely heavily on contracted data processing services from the NRTC and DIRECTV for customer service, billing, remittance processing and distribution of our direct broadcast satellite programming services under our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - CONTINUED


contractual relationship with the NRTC. The NRTC has informed us that the majority of the computer systems that provide these services are currently year 2000 compliant, and that the remainder of these systems will be compliant by September 1999. The NRTC has further informed us that DIRECTV has achieved year 2000 compliance for its billing and authorization systems. In addition to the NRTC and DIRECTV, we rely heavily on other parties, like suppliers of DBS equipment, for the successful conduct of our business. We are in the process of conducting surveys of all of our significant vendors and other pertinent relationships to assess their readiness for year 2000 processing.

     If our plan is not successful or is not completed in a timely manner, the year 2000 issue could significantly disrupt our ability to transact business with our customers and suppliers, and could have a material adverse effect on our business, financial condition and results of operations. Any failure by the NRTC, DIRECTV or other companies on which we depend to achieve year 2000 compliance by the end of 1999 could have a material adverse effect on our business, financial condition and results of operations.

     To date, we have not implemented a year 2000 contingency plan. Contingency plans for mission critical systems primarily involve development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for some third party failures, especially in high-technology industries like the DBS industry, due to the lack of alternate suppliers. We will continue to monitor the progress of third party remediation efforts and contingency plans. Substantial completion of our year 2000 contingency plan is expected in September 1999. There can be no assurance that any contingency plans we may develop will successfully mitigate any adverse effects that the year 2000 issue may have on our business, financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information about our market sensitive financial instruments is provided below and constitutes a "forward-looking statement." Our major market risk exposure is changing interest rates under our credit facility. Our policy is to manage interest rates through the use of floating rate debt. Our objective in managing our exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flow and to lower our overall borrowing costs.

     We currently have $35.0 million of outstanding borrowings under the variable rate term loan portion of our credit facility. This loan is to be repaid in 15 consecutive quarterly installments of approximately $88,000, beginning on March 31, 2002, with approximately $33.7 million due as a final payment at maturity on December 31, 2005. Interest on the loan is calculated on a base rate, which is either the lender's prime rate or LIBOR, plus an applicable margin.

     At December 31, 1998, we had $32.0 million of borrowings outstanding under the $115.0 million revolving loan commitment of its credit facility. Interest on revolving loan borrowings also is calculated on a base rate, which is either the lenders' prime rate or LIBOR, plus an applicable margin. All outstanding borrowings under the revolving loan commitment were repaid in February 1999 from the capital contribution by Golden Sky DBS of net proceeds of its 13 1/2% Notes. As of June 30, 1999, no borrowings were outstanding under the credit facility's revolving loan commitment. Availability of revolving loan borrowings under the credit facility reduces by specified amounts quarterly from March 31, 2001 through maturity on September 30, 2005.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     We have the exclusive right to distribute certain DIRECTV programming to homes in 55 rural territories within the continental United States through contractual arrangements with the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC obtained the right to distribute DIRECTV programming in approximately 250 rural markets in the United States through a 1992 agreement with Hughes Communications ("Hughes"), the parent of DIRECTV (the "DBS Distribution Agreement").

     In May 1999, Hughes acquired United States Satellite Broadcasting Company, Inc. ("USSB"). Prior to its acquisition by Hughes, USSB operated a DBS service providing 28 channels of video programming consisting of multiple channels of HBO, Showtime, Cinemax and The Movie Channel. The video programming provided by USSB was complementary to DIRECTV's DBS service. After completing its acquisition of USSB, Hughes combined its DIRECTV business with USSB's assets to expand its programming lineup through the addition of HBO, Showtime, Cinemax and The Movie Channel.

     On June 3, 1999, the NRTC filed suit against DIRECTV and Hughes (collectively "DIRECTV") seeking a court order requiring DIRECTV to provide NRTC members and affiliates with HBO, Showtime, Cinemax and The Movie Channel programming for exclusive distribution in the NRTC's rural markets and a temporary restraining order and preliminary injunction preventing DIRECTV from providing, marketing, selling or billing for this programming in the NRTC's rural markets. On June 17, 1999, the court denied the NRTC's request for a temporary restraining order and preliminary injunction. On July 12, 1999, the NRTC amended its complaint to seek a declaratory judgment that, if the court determines that the NRTC does not have the exclusive right to provide HBO, Showtime, Cinemax and The Movie Channel programming in its rural markets, then the NRTC has the non-exclusive right to distribute this programming in its rural markets. In July 1999, DIRECTV filed a motion to dismiss this portion of the NRTC's complaint on the grounds that it fails to state a claim upon which relief may be granted because DIRECTV is in the process of negotiating USSB programming distribution rights with the NRTC and the DBS Distribution Agreement requires the parties to arbitrate any claims regarding the terms and conditions of such rights.

     In July 1999, DIRECTV filed a counterclaim against the NRTC. In the counterclaim, DIRECTV seeks the following declaratory judgments:

     1. That DBS-1, the first satellite launched by Hughes, is the only relevant satellite for determining the expiration date of the NRTC's rights (other than its right of first refusal) under the DBS Distribution Agreement; and

     2. That the DIRECTV-1R satellite that Hughes intends to launch in September 1999 is a successor satellite to DBS-1 within the meaning of the DBS Distribution Agreement; that DIRECTV appropriately and prudently exercised its discretion, including its sole discretion to determine when and under what conditions a successor satellite should be launched, in determining to launch DIRECTV-1R in order to prevent a disruption in service; that the NRTC's right of first refusal under the DBS Distribution Agreement will be based on the satellite expiration date of DBS-1; and that the NRTC has no right to programming services on more than 20 channels of transponder capacity pursuant to its right of first refusal.

     A trial date has not been set on the merits of this lawsuit. While Golden Sky is not a party to the suit, the outcome could have a material adverse effect on the scope and duration of our right to provide DIRECTV programming in our rural markets and our costs of operations. If determined adversely, this matter could have a material adverse effect upon our business, financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.


         10.1 Amendment and Waiver, dated as of June 14, 1999, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent (incorporated by reference to Exhibit 10.24 to Golden Sky DBS, Inc.'s Registration Statement on Form S-4 (Commission File No. 333-76413) which became effective on July 28, 1999).

         27.1    Financial Data Schedule.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GOLDEN SKY SYSTEMS, INC.

                                       By:  /s/ John R. Hager
                                          --------------------------------------
                                                John R. Hager
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

Date:    August 13, 1999

                               INDEX TO EXHIBITS


        EXHIBIT
        NUMBER   DESCRIPTION
        -------  -----------

         10.1    Amendment and Waiver, dated as of June 14, 1999, among Golden
                 Sky Holdings, Inc., Golden Sky Systems, Inc., various banks,
                 Paribas (formerly known as Banque Paribas), as Syndication
                 Agent, Fleet National Bank, as Administrative Agent and General
                 Electric Capital Corporation, as Documentation Agent
                 (incorporated by reference to Exhibit 10.24 to Golden Sky DBS,
                 Inc.'s Registration Statement on Form S-4 (Commission File No.
                 333-76413) which became effective on July 28, 1999).

         27.1    Financial Data Schedule.