Form 10-Q
period 1999-09-30
GOLDEN SKY SYSTEMS INC
filed 1999-11-15
CIK 1070669

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         AS OF OCTOBER 31, 1999, THE REGISTRANT'S OUTSTANDING COMMON STOCK CONSISTED OF 1,000 SHARES OF COMMON STOCK.

================================================================================

                                      TABLE OF CONTENTS


                               PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of
           September 30, 1999 (Unaudited) and December 31, 1998.............................................      1

         Condensed Consolidated Statements of Operations for the
           three and nine months ended September 30, 1999 and 1998 (Unaudited)..............................      2

         Condensed Consolidated Statements of Cash Flows for the
           nine months ended September 30, 1999 and 1998 (Unaudited)........................................      3

         Notes to Condensed Consolidated Financial Statements (Unaudited)...................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..............      8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........................................     18


                                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................................   None

Item 2.  Changes in Securities and Use of Proceeds..........................................................   None

Item 3.  Defaults Upon Senior Securities....................................................................   None

Item 4.  Submission of Matters to a Vote of Security Holders................................................   None

Item 5.  Other Information..................................................................................     19

Item 6.  Exhibits and Reports on Form 8-K...................................................................     20

                            GOLDEN SKY SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                    -----------------   ------------------
                                                                    DECEMBER 31, 1998   SEPTEMBER 30, 1999
                                                                    -----------------   ------------------
                                                                                           (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ....................................        $   4,460         $   5,880
   Restricted cash, current portion .............................           28,083            23,612
   Subscriber receivables (net of allowance for
     uncollectible accounts of $293 and $852, respectively) .....            8,632            12,095
   Other receivables ............................................            2,465             1,630
   Inventory ....................................................           10,146             7,223
   Prepaid expenses and other ...................................            1,859             4,086
                                                                         ---------         ---------
Total current assets ............................................           55,645            54,526
Restricted cash, net of current portion .........................           23,534                --
Property and equipment (net of accumulated depreciation of
   $3,214 and $3,611, respectively) .............................            4,994             6,507
Intangible assets, net ..........................................          233,139           244,504
Deferred financing costs ........................................           10,541             7,733
Other assets ....................................................              218               275
                                                                         ---------         ---------
     Total assets ...............................................        $ 328,071         $ 313,545
                                                                         =========         =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Trade accounts payable .......................................        $  13,539         $  20,856
   Interest payable .............................................           11,009             4,638
   Current portion of long-term obligations .....................            8,916             3,227
   Unearned revenue .............................................            5,574             8,924
   Accrued payroll and other ....................................            1,403             1,516
   Bank debt ....................................................               --            52,000
                                                                         ---------         ---------
Total current liabilities .......................................           40,441            91,161
Long-term obligations, net of current portion:
   12 3/8% Notes ................................................          195,000           195,000
   Bank debt ....................................................           67,000                --
   Seller notes payable .........................................            6,912             6,932
   Other notes payable and obligations under capital leases .....              376               221
   Minority interest ............................................            2,420                --
                                                                         ---------         ---------
Total long-term obligations, net of current portion .............          271,708           202,153
                                                                         ---------         ---------
     Total liabilities ..........................................          312,149           293,314

Commitments and contingencies

Stockholder's Equity:
   Common Stock, par value $.01; 1,000 shares authorized,
     issued and outstanding .....................................               --                --
   Additional paid-in capital ...................................           97,600           193,104
   Accumulated deficit ..........................................          (81,678)         (172,873)
                                                                         ---------         ---------
   Total stockholder's equity ...................................           15,922            20,231
                                                                         ---------         ---------
     Total liabilities and stockholder's equity .................        $ 328,071         $ 313,545
                                                                         =========         =========


     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)
                                   (Unaudited)


                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                         -------------------------------     ------------------------------
                                                             1998              1999              1998             1999
                                                          ---------         ---------         ---------         ---------
Revenue:
   DBS services ..................................        $  19,673         $  36,572         $  50,139         $  96,612
   Lease and other ...............................              239               160               751               545
                                                          ---------         ---------         ---------         ---------
Total revenue ....................................           19,912            36,732            50,890            97,157

Costs and Expenses:
   Costs of DBS services .........................           11,838            23,183            29,764            61,205
   System operations .............................            3,140             5,525             7,317            14,321
   Sales and marketing ...........................            8,273            24,396            19,560            49,903
   General and administrative ....................            2,062             4,354             4,737            10,994
   Depreciation and amortization .................            6,061             9,204            15,814            26,564
                                                          ---------         ---------         ---------         ---------
Total costs and expenses .........................           31,374            66,662            77,192           162,987
                                                          ---------         ---------         ---------         ---------

Operating loss ...................................          (11,462)          (29,930)          (26,302)          (65,830)

Non-operating Items:
   Interest and investment income ................              837               494               866             2,146
   Interest expense ..............................           (6,729)           (7,879)          (11,966)          (24,438)
   Other .........................................               --              (138)               --              (138)
                                                          ---------         ---------         ---------         ---------
Total non-operating items ........................           (5,892)           (7,523)          (11,100)          (22,430)
                                                          ---------         ---------         ---------         ---------

Loss before income taxes .........................          (17,354)          (37,453)          (37,402)          (88,260)
Income taxes .....................................               --                --                --                --
                                                          ---------         ---------         ---------         ---------

Loss before extraordinary charge .................          (17,354)          (37,453)          (37,402)          (88,260)
Extraordinary charge on early retirement
   of debt .......................................               --                --            (2,577)           (2,935)
                                                          ---------         ---------         ---------         ---------

Net loss .........................................        $ (17,354)        $ (37,453)        $ (39,979)        $ (91,195)
                                                          =========         =========         =========         =========

     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                              1998              1999
                                                                                           ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................................................        $ (39,979)        $ (91,195)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..................................................           15,814            26,564
   Amortization of debt discount, deferred financing costs
     and other ....................................................................              563             1,079
   Extraordinary charge on early retirement of debt ...............................            2,577             2,935
   Change in operating assets and liabilities, net of acquisitions:
       Subscriber receivables, net of unearned revenue ............................             (737)              (47)
       Other receivables ..........................................................           (1,119)              835
       Inventory ..................................................................           (8,538)            2,923
       Prepaid expenses and other .................................................             (707)           (2,548)
       Payable to parent ..........................................................             (574)               --
       Trade accounts payable .....................................................            3,260             7,317
       Interest payable ...........................................................            3,897            (6,371)
       Accrued payroll and other ..................................................             (132)               94
                                                                                           ---------         ---------
Net cash used in operating activities .............................................          (25,675)          (58,414)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets .............................................          (59,517)          (35,778)
Purchases of property and equipment ...............................................           (2,408)           (3,075)
Proceeds from interest escrow account .............................................               --            24,224
Offering proceeds and investment earnings placed in escrow ........................          (50,940)           (1,668)
Release of amounts reserved for contingent reduction of
   bank debt ......................................................................               --             5,449
Other .............................................................................             (916)               27
                                                                                           ---------         ---------
Net cash used in investing activities .............................................         (113,781)          (10,821)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from parent ..................................................               --            95,420
Proceeds from issuance of 12 3/8% Notes ...........................................          189,150                --
Borrowings on bank debt ...........................................................           58,000            38,000
Principal payments on bank debt ...................................................          (83,000)          (53,000)
Principal payments on notes payable and obligations
   under capital leases ...........................................................           (2,578)           (8,749)
Increase in deferred financing costs ..............................................           (4,747)           (1,016)
                                                                                           ---------         ---------
Net cash provided by financing activities .........................................          156,825            70,655
                                                                                           ---------         ---------

Net increase in cash and cash equivalents .........................................           17,369             1,420
Cash and cash equivalents, beginning of period ....................................           13,632             4,460
                                                                                           ---------         ---------
Cash and cash equivalents, end of period ..........................................        $  31,001         $   5,880
                                                                                           =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest .........................................................        $   7,506         $  29,121
   Retirement of Credit Agreement from borrowings under the
        Credit Facility ...........................................................           88,000                --
   Property and equipment acquired under capitalized
        lease obligations .........................................................              609                78
   Issuance of seller notes payable in acquisitions ...............................           10,157             2,925

     See accompanying notes to condensed consolidated financial statements.

                            GOLDEN SKY SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   ORGANIZATION AND BUSINESS ACTIVITIES

Principal Business

     Golden Sky Systems is the second largest independent provider of DIRECTV subscription television services. DIRECTV is the leading direct broadcast satellite ("DBS") company serving the continental United States. Golden Sky Systems is a non-voting affiliate of the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC has contracted with Hughes Communications Galaxy, Inc. ("Hughes") for the exclusive right to distribute DIRECTV programming to homes in certain rural territories within the continental United States ("Rural DIRECTV Markets"). As of September 30, 1999, Golden Sky Systems had acquired 56 Rural DIRECTV Markets in 23 states representing approximately
1.9 million households. As of that same date, Golden Sky Systems served approximately 325,200 subscribers.

     Unless the context otherwise requires, the terms "Golden Sky Systems" and "the Company" refer to Golden Sky Systems, Inc. and its subsidiaries.

Organization and Legal Structure

     Until February 1999, Golden Sky Systems was a wholly-owned subsidiary of Golden Sky Holdings, Inc. In February 1999, Golden Sky DBS, Inc. was formed for the purpose of completing an offering (the "13 1/2% Notes Offering") of 13 1/2% Senior Discount Notes due 2007 (the "13 1/2% Notes"). Upon formation, Golden Sky DBS issued 100 shares of its common stock to Holdings in exchange for $100 and the subsequent transfer of all of the capital stock of Golden Sky Systems to Golden Sky DBS. Upon completion of the aforementioned transfer, Golden Sky Systems became a wholly-owned subsidiary of Golden Sky DBS.

2.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three- and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Golden Sky Systems' Annual Report on Form 10-K for the year ended December 31, 1998.

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

                            GOLDEN SKY SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

Advertising Costs

     Advertising costs are expensed as incurred. Such costs aggregated $1.8 million and $2.2 million during the three-month periods ended September 30, 1999 and 1998, respectively, and $4.2 million and $3.9 million during the nine-month periods ended September 30, 1999 and 1998, respectively.

Effects of Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). As a result of the subsequent issuance of FAS No. 137, FAS No. 133 is now effective for fiscal years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, the Company has no derivative instruments or hedging arrangements. Accordingly, adoption of FAS No. 133 is not expected to have a material effect on the Company's financial position or results of operations.

Comprehensive Income

     The Company has no components of comprehensive income other than net loss.

Free Programming Promotions

     Certain DIRECTV national sales promotions offer free programming, generally for periods of one to three months, to new subscribers. The cost of such free programming is expensed as sales and marketing expense in the period the services are provided. During the three- and nine-month periods ended September 30, 1999, sales and marketing expenses attributable to such promotions totaled $639,000 and $2.3 million, respectively.

3.   ACQUISITIONS

     During the nine-month period ended September 30, 1999, Golden Sky Systems acquired nine Rural DIRECTV Markets in five states (the "1999 Acquired Markets"). In the aggregate, the 1999 Acquired Markets represent approximately 126,000 households and served approximately 18,200 subscribers at the respective acquisition dates. The Company accounts for its acquisitions using the purchase method. The Company's condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 1998 and 1999 include the results of operations of acquired Rural DIRECTV Markets from the respective acquisition dates. The aggregate purchase price (including direct acquisition costs of $745,000) for the 1999 Acquired Markets was allocated as follows (in thousands):

DIRECTV distribution rights ............        $30,819
Non-compete agreements .................          4,859
Working capital, net ...................            100
                                                -------
                                                $35,778
                                                =======

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

                            GOLDEN SKY SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

4.   BANK DEBT

     In February 1999, Golden Sky Systems' bank credit facility (the "Credit Facility") was amended (the "Amended Credit Facility") to permit, among other things, the offering of senior discount notes by Golden Sky DBS. The Amended Credit Facility's term loan commitment amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. The availability of revolving loan borrowings under the Amended Credit Facility reduces by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. In February 1999, Golden Sky Systems repaid all outstanding borrowings under the revolving loan commitment. Such repayment was funded from the contribution by Golden Sky DBS of the net proceeds of the 13 1/2% Notes Offering to Golden Sky Systems and totaled $53.0 million. Upon execution of the Amended Credit Facility, Golden Sky Systems recognized an extraordinary charge of approximately $2.9 million to write-off unamortized deferred financing costs associated with the Credit Facility. As of September 30, 1999, outstanding borrowings under the Amended Credit Facility totaled $52.0 million (composed of term loan borrowings of $35.0 million and revolving loan borrowings of $17.0 million).

     As of September 30, 1999, Golden Sky Systems was not in compliance with certain of the restrictive covenants prescribed by the Amended Credit Facility. The Company has requested a waiver from the banks of these covenant violations and is negotiating with the banks regarding an amendment to the Amended Credit Facility with respect to future covenant requirements. Golden Sky Systems will be unable to borrow on the revolving credit commitment of the Amended Credit Facility until a waiver is received. In the event a waiver is not received, the banks could, among other remedies, terminate the Amended Credit Facility and declare any and all amounts outstanding thereunder immediately due and payable. Based upon its discussions with the banks, Golden Sky Systems does not expect the banks to accelerate repayment of balances outstanding under the Amended Credit Facility. However, pending resolution of this matter and as required by generally accepted accounting principles, Golden Sky Systems' outstanding borrowings under the Amended Credit Facility have been classified as a current liability in the Company's September 30, 1999 balance sheet.

5.   13 1/2% NOTES OFFERING

     On February 19, 1999, Golden Sky DBS consummated the 13 1/2% Notes Offering, which resulted in net proceeds to Golden Sky DBS of approximately $95.4 million (after initial purchasers' discount and other offering expenses). The 13 1/2% Notes have an aggregate balance due at stated maturity of $193.1 million. Cash interest on the 13 1/2% Notes will not accrue prior to March 1, 2004. Thereafter, cash interest will accrue at a rate of 13 1/2% per annum and be payable in arrears on March 1 and September 1 of each year, commencing September 1, 2004. The 13 1/2% Notes mature on March 1, 2007. Golden Sky DBS contributed the net proceeds of the 13 1/2% Notes Offering to Golden Sky Systems, which used $53.0 million to repay existing revolving credit indebtedness.

     Golden Sky Systems is not obligated for repayment of the 13 1/2% Notes and is restricted as to its ability to make payments to Golden Sky DBS. However, Golden Sky DBS is dependent on Golden Sky Systems for dividends or other cash distributions in amounts sufficient to make the required payments.

6.  COMMITMENTS AND CONTINGENCIES

     DIRECTV/NRTC Litigation

     In May 1999, Hughes acquired United States Satellite Broadcasting Company, Inc. ("USSB"). Prior to its acquisition by Hughes, USSB offered premium programming packages consisting of HBO, Showtime, Cinemax and The Movie Channel to subscribers throughout the United States, including those within the NRTC's rural DIRECTV markets. After completing its acquisition of USSB, Hughes combined its DIRECTV business with USSB's assets to expand its programming lineup through the addition of HBO, Showtime, Cinemax and The Movie Channel.

                            GOLDEN SKY SYSTEMS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     On June 3, 1999, the NRTC filed suit against DIRECTV and Hughes alleging breach of contract and seeking a court order requiring DIRECTV to provide NRTC members and affiliates with HBO, Showtime, Cinemax and The Movie Channel programming for exclusive distribution in the NRTC's rural DIRECTV markets and a temporary restraining order and preliminary injunction preventing DIRECTV from providing, marketing, selling or billing for this programming in the NRTC's rural markets. On June 17, 1999, the court denied the NRTC's request for a temporary restraining order and preliminary injunction. On July 12, 1999, the NRTC amended its complaint to add a second claim for breach of contract and to seek a declaratory judgment that, if the court determines that the NRTC does not have the exclusive right to provide HBO, Showtime, Cinemax and The Movie Channel programming in its rural markets, then the NRTC has the non-exclusive right to distribute this programming in its rural markets. In July 1999, DIRECTV and Hughes filed a motion to dismiss this portion of the NRTC's complaint on the grounds that it fails to state a claim upon which relief may be granted because DIRECTV is in the process of negotiating USSB programming distribution rights with the NRTC and the DBS Distribution Agreement requires the parties to arbitrate any claims regarding the terms and conditions of these rights. The Court denied the motion to dismiss on September 8, 1999.

     In July 1999, DIRECTV and Hughes filed a counterclaim against the NRTC. In the counterclaim, DIRECTV seeks the following declaratory judgments:

     1. That DBS-1, the first satellite launched by Hughes, is the only relevant satellite for determining the term of the DBS Distribution Agreement; and

     2. That the DIRECTV-1R satellite, which was launched in October 1999, is a successor satellite to DBS-1 within the scope and meaning of the DBS Distribution Agreement; that DIRECTV appropriately and prudently exercised its discretion, including its sole discretion to determine when and under what conditions a successor satellite should be launched, in determining to launch DIRECTV-1R in order to prevent a disruption in service; that the NRTC's right of first refusal under the DBS Distribution Agreement will be based on the satellite expiration date of DBS-1; and that pursuant to its right of first refusal, the NRTC has no right to specified programming services currently required to be provided under the DBS Distribution Agreement or more than 20 program channels of transponder capacity.

     On August 26, 1999, the NRTC filed a separate lawsuit against DIRECTV and Hughes in the United States District Court for the Central District of California. In this suit, the NRTC alleges that DIRECTV and Hughes have breached their fiduciary duty to the NRTC as well as the NRTC's agreement with Hughes and have engaged in unfair business practices in violation of California law by withholding from the NRTC various revenues, cost savings, discounts and other benefits belonging to the NRTC under its agreement with Hughes.

     A trial date has not been set on the merits of any of the claims made by the NRTC or DIRECTV and Hughes in either lawsuit. We are unable to predict the outcome of these matters or how they will impact the business relationship between the NRTC and DIRECTV. While we are not a party to the lawsuits between the NRTC and Hughes/DIRECTV, the outcome of these suits, or any damage that they cause to the relationship between the NRTC and Hughes/DIRECTV, could have a material adverse effect on our rights to provide DIRECTV programming in our rural markets and, therefore our business, financial condition and results of operations.

     Meteoroid Hazard

     In November 1999, certain meteoroid events will occur as the earth's orbit passes through the particulate trail of Comet 55P (Tempel-Tuttle). These meteoroid events pose a potential threat to all in-orbit geosynchronous satellites, including DBS satellites. The Company is unable to determine the impact, if any, that these meteoroid events could have on the DBS satellites used by Hughes for distribution of DIRECTV programming services. In the event the Hughes DBS satellites are adversely affected by these meteoroid or other events, the Company's business and results of operations could be adversely impacted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements involving known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: a decrease in subscriber growth; an increase in subscriber acquisition costs and subscriber equipment subsidies; equipment shortages; impediments to the retransmission of distant broadcast network signals; an unexpected business interruption due to Year 2000 issues; an increase in competition; the introduction of new technologies and competitors into the subscription television business; a decrease in the demand for direct broadcast satellite programming or a change in preferences toward lower priced services; any change in the scope or duration of our right to provide DIRECTV programming in our rural DIRECTV markets or our costs of doing so; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission (the "Risk Factors"). All statements herein, that are not statements of historical fact are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that those expectations will prove to have been correct. Certain other important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in this report. All written forward-looking statements by or attributable to us or persons acting on our behalf contained in this report are expressly qualified in their entirety by the Risk Factors and the Cautionary Statements.

     Unless the context otherwise requires, the terms "we," "our," "us" and "Golden Sky Systems" refer to Golden Sky Systems, Inc. and its subsidiaries.

OVERVIEW

Company History

     We are the second largest independent provider of DIRECTV programming in rural markets in the United States. As of September 30, 1999, we were the exclusive provider of DIRECTV programming services to approximately 325,200 subscribers.

     DIRECTV, a division of Hughes Electronics Corporation, is one of two direct broadcast satellite companies in the United States. Direct broadcast satellite providers deliver digital television programming and related services to subscribers via satellite. We provide DIRECTV programming services in rural markets in the United States as a non-voting affiliate of the National Rural Telecommunications Cooperative, or the NRTC as it is commonly known. The NRTC is a cooperative organization whose members are engaged in the distribution of telecommunications and other services in rural America. Under a 1992 agreement with DIRECTV, the NRTC acquired exclusive rights for its members and affiliates to distribute DIRECTV programming services in approximately 250 rural markets in the United States, representing approximately 9.0 million households, or about 9% of total U.S. television households. Since our formation in June 1996, we have acquired the exclusive right to provide DIRECTV programming in 56 rural markets in 23 states serving approximately 1.9 million households and 141,400 subscribers. The aggregate purchase price for these acquisitions totaled approximately $298.6 million, or about $160 per household.

     We have sought to create a strong local presence in each of our markets and attempt to increase our subscriber base through increased penetration of our rural DIRECTV markets. We have established approximately 70 offices in our territories and have established dealer relationships with approximately 450 local retailers of direct broadcast satellite ("DBS") equipment.

     During 1999, we have acquired nine rural DIRECTV markets. These markets included approximately 126,000 households and served approximately 18,200 subscribers as of the dates of acquisition. The aggregate purchase price for these recent acquisitions, including direct acquisition costs, approximated $35.8 million. While we continue to evaluate acquisition opportunities and expect to enter into future agreements to purchase additional rural DIRECTV markets consistent with our growth strategy, our pace of future acquisitions may decrease in the near term. We expect that our pace of acquisitions will be slower due to, among other factors, a reduction in the number of attractive acquisition opportunities, increases in sellers' price expectations and capital constraints.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Subscriber Data

     We recently discovered an anomaly with respect to how we process the accounts of customers who call our national customer service center to terminate service and how the NRTC's subscriber billing system reports these subscriber disconnects. Our standard business practice is to "suspend disconnect" these accounts while local field office personnel process the "final" disconnect work order (after completing standard customer retention efforts). The number of accounts reflected as "suspend disconnect" status in the billing system has accumulated over time. Recently, we discovered that the billing system reports customers in "suspend disconnect" status as active subscribers even though these subscribers are no longer being provided service. As of September 30, 1999, this anomaly had, in the aggregate, resulted in our erroneously failing to recognize approximately 13,500 subscriber disconnects. Consequently, our previously reported subscriber data overstated our number of subscribers and understated our rate of subscriber disconnect, or churn. Additionally, our previously reported statistics with respect to average revenue per subscriber (commonly referred to as ARPU or average revenue per unit) were understated. We have implemented revised procedures with respect to our subscriber disconnect process to avoid a recurrence of this situation.

     The following table compares our previously reported subscriber data for 1998 and 1999 to subscriber data adjusted to properly reflect all subscribers in "suspend disconnect" status. Monthly churn represents the average monthly churn during the applicable period while "LTM" churn reflects the annual churn rate for the twelve-month period then ended.

                                        PREVIOUSLY REPORTED                           AS ADJUSTED
                               -------------------------------------    ---------------------------------------
                                                 CHURN                                    CHURN
                                NUMBER OF   --------------               NUMBER OF   --------------
THREE MONTHS ENDED:            SUBSCRIBERS  MONTHLY    LTM     ARPU     SUBSCRIBERS  MONTHLY    LTM       ARPU
----------------------------   -----------  -------   ----    ------    -----------  -------   ----      ------
   March 31, 1998.........       122,500      .2%      5.1%   $43.00       120,900     .3%       6.1%    $43.50
   June 30, 1998..........       151,000      .9       5.8     41.25       149,000    1.1        6.9      42.00
   September 30, 1998.....       176,300      .9       6.3     40.50       173,200    1.1        7.6      41.25
   December 31, 1998......       230,500      .6       6.1     40.25       226,000     .8        7.5      41.00
   March 31, 1999.........       263,500     1.1       8.1     39.00       257,100    1.3        9.8      40.00
   June 30, 1999..........       297,000     1.4       9.4     37.25       287,200    1.8       11.9      38.50
   September 30, 1999.....       338,700     1.7      11.1     38.25       325,200    2.1       13.9      40.00

     As reflected above, our churn rate, on both an average monthly and last twelve months basis, has increased in recent periods. Our increased churn rate has resulted from several factors, many of which are non-recurring and external in nature. Those factors have included, but are not limited to, the following:

     o involuntary disconnects for non-payment of subscribers attracted to our service during the first half of 1999 by DIRECTV's free-programming promotions;

     o voluntary disconnects by disenchanted subscribers who were adversely affected by the termination of delivery of certain distant broadcast network services in January and July 1999 as a result of an agreement between DIRECTV and the National Association of Broadcasters;

     o  higher subscriber turnover among former Primestar subscribers; and

     o decreases in up-front equipment and installation costs to new subscribers, which has had the effect of making our service more affordable for potentially less credit-worthy customers.

     As a result of the factors described above, we anticipate that we may experience higher churn rates for at least the next six months. However, as previously described, many of the factors that have contributed to our recent higher churn are not expected to recur. Consequently, while there can be no assurance, we expect that our rate of subscriber churn will approach historical levels during the latter half of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     EBITDA

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

     During the nine months ended September 30, 1999, we:

     o  used net cash of $58.4 million in operating activities;

     o  used net cash of $10.8 million in investing activities; and

     o  provided net cash of $70.7 million from financing activities.

     During the nine months ended September 30, 1998, we:

     o  used net cash of $25.7 million in operating activities;

     o  used net cash of $113.8 million in investing activities; and

     o  provided net cash of $156.8 million from financing activities.

RESULTS OF OPERATIONS

     As a result of our significant growth, our historical operating results may not be comparable from period to period. All subscriber and revenue per subscriber data have been adjusted to reflect subscribers in "suspend disconnect" status as previously described.

Three Months Ended September 30,1999 Compared to the Three Months Ended September 30, 1998.

     Revenue. DBS services revenue for the three months ended September 30, 1999 totaled $36.6 million, which represented an 86% increase as compared to the same period during the prior year. This increase resulted from the increase in the number of subscribers to our DIRECTV service, offset somewhat by lower revenues per subscriber. The average number of subscribers during the three-month period ended September 30, 1999 increased to approximately 307,400, compared to approximately 161,300 during the comparable 1998 period. Average monthly revenue per subscriber approximated $40.00 and $41.25 during those same periods. The decrease in revenue per subscriber resulted primarily from lower distant broadcast network services revenues as described below and, to a lesser extent, a change in sales mix toward lower priced services. As a result of an agreement between DIRECTV and the National Association of Broadcasters, provision of certain distant broadcast network services to a number of our subscribers was terminated during January and July 1999. The termination of these distant broadcast network services has adversely impacted our revenues and increased our subscriber turnover. We do not anticipate any further termination of these services to our existing subscribers as a result of federal legislation that is expected to be enacted in November 1999.

     Costs of DBS Services. Costs of DBS services increased $11.3 million, or 96%, to $23.2 million during the three-month period ended September 30, 1999. Our costs of DBS services increased due to the 91% increase in our average number of subscribers previously described, as well as from increased charges by DIRECTV for satellite and ground service operations. As a percentage of DBS services revenue, the costs of DBS services increased to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

63.4% during the three-month period ended September 30, 1999, compared to 60.2% during the same period of 1998. This increase resulted from the increased DIRECTV charges described above.

     System Operations. System operations expenses totaled $5.5 million for the three-month period ended September 30, 1999, a $2.4 million increase, or 76%, over the comparable 1998 period. These costs rose as a result of our increased number of field offices and related activity resulting from our acquisitions of rural DIRECTV markets, as well as from subscriber growth. System operations expenses approximated 15.0% and 15.8% of total revenue during the three-month periods ended September 30, 1999 and 1998, respectively. We expect that our systems operations expenses may continue to increase as our subscriber base grows. However, as many of these expenses are fixed in nature, we do not expect that these expenses will increase in direct proportion to revenue.

     Sales and Marketing. Sales and marketing expenses totaled $24.4 million during the three-month period ended September 30, 1999, an increase of $16.1 million compared to the same 1998 period. Sales and marketing costs per new subscriber activation approximated $425 and $355 during the three-month periods ended September 30, 1999 and 1998, respectively. The increase in sales and marketing expenses resulted from:

     o a 148% increase in the number of new subscriber activations during the three months ended September 30, 1999, as compared to the same period of 1998;

     o higher subscriber acquisition costs associated with our conversions of Primestar subscribers to our DIRECTV service;

     o increased equipment and installation subsidies provided by us to our subscribers; and

     o increased costs associated with free programming provided to new subscribers under certain DIRECTV national sales promotions.

     In April 1999, Hughes acquired Primestar's medium-power broadcast satellite business and high-powered DBS assets. Subsequent to Hughes' announcement of its proposed acquisition of Primestar, EchoStar Communications Corporation began to offer increased promotional and other incentives to Primestar customers, as well as to EchoStar retailers, to entice the conversion of Primestar subscribers to EchoStar's competing DBS service, the DISH Network. EchoStar is the second largest provider of DBS service in the United States. Consequently, beginning in February 1999 we increased our marketing efforts with respect to Primestar subscribers. Our increased Primestar conversion efforts include, among other things, an offer of free equipment and installation to current Primestar subscribers, as well as higher sales commission incentives to both our internal and external sales forces. Approximately 54% of our gross subscriber additions during the three-month period ended September 30, 1999 were conversions of former Primestar subscribers. While we believe that opportunities continue to exist to convert additional Primestar subscribers to our DIRECTV programming service, we expect to accomplish such conversions at a slower rate than that experienced during the 1999 third quarter. Consequently, while there can be no assurance, we anticipate that our future subscriber acquisition costs per new subscriber activation will decrease as compared to third quarter 1999 levels.

     General and Administrative. During the three-month period ended September 30, 1999, general and administrative expenses totaled $4.4 million, compared to $2.1 million during the comparable 1998 period. The increase in general and administrative expenses resulted from the addition of administrative resources necessary to support our growth and an increase in bad debts expense. Bad debts expenses increased from $303,000 during the three-month period ended September 30, 1998 to $1.4 million during the three-month period ended September 30, 1999. This increase resulted not only from the increase in the number of subscribers to our DIRECTV programming service and related revenues, but also from higher bad debts associated with former Primestar subscribers and subscribers attracted to our service during the first half of 1999 by DIRECTV's free-programming promotions. While there can be no assurance, we expect our future bad debts experience to approximate historical levels. As a percentage of total revenue, general and administrative expenses increased to 11.9% during the three-month period ended September 30, 1999, from 10.4% during the same period in 1998. This increase was largely due to the increase in bad debts expenses previously described. We expect that our general and administrative expenses will continue to increase as we grow our business. However, since many of these expenses are fixed in nature, our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

general and administrative expenses are not expected to increase in direct proportion to increases in subscribers and revenues.

     EBITDA. EBITDA for the three months ended September 30, 1999 totaled negative $20.7 million, compared to EBITDA of negative $5.4 million during the three months ended September 30, 1998. This increase in negative EBITDA principally resulted from the increases in sales and marketing expenses and related new subscriber activations previously described.

     Depreciation and Amortization. Depreciation and amortization expenses increased $3.1 million to $9.2 million during the three months ended September 30, 1999, compared to $6.1 million during the three months ended September 30, 1998. This increase reflects the increased amortization of higher intangible asset balances resulting from our acquisitions of rural DIRECTV markets.

     Interest Expense. Interest expense totaled $7.9 million during the three months ended September 30, 1999 and $6.7 million during the same 1998 period. This increase of $1.2 million primarily resulted from higher outstanding debt balances and an increase in our weighted-average interest rate. Our weighted-average interest rate increased as a result of the issuance of our 12 3/8% Senior Subordinated Notes Due 2006 (the "12 3/8% Notes") in July 1998.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998.

     Revenue. DBS services revenue for the nine months ended September 30, 1999 totaled $96.6 million, which represented a 93% increase as compared to the same period during the prior year. These higher revenues resulted from the increase in the number of subscribers to our DIRECTV service, offset somewhat by lower revenues per subscriber. The average number of subscribers in our rural DIRECTV markets during the nine-month period ended September 30, 1999 increased to approximately 274,600, compared to approximately 134,500 during the comparable 1998 period. Average monthly revenue per subscriber approximated $39.25 and $42.00 during those same periods. The decrease in revenue per subscriber resulted primarily from lower distant broadcast network services revenues as previously described, lower sports programming revenues and a change in sales mix toward lower priced services.

     Costs of DBS Services. Costs of DBS services increased $31.4 million, or 106%, during the nine-month period ended September 30, 1999, to $61.2 million. This increase resulted from the 104% increase in the average number of subscribers previously described and from higher fees charged by DIRECTV for satellite and ground service operations. As a percentage of DBS services revenue, the costs of DBS services increased to 63.4% during the nine-month period ended September 30, 1999, compared to 59.4% during the same period of 1998. This increase resulted from the higher fees charged by DIRECTV previously described.

     System Operations. System operations expenses totaled $14.3 million for the nine-month period ended September 30, 1999, a $7.0 million increase, or 96%, over the comparable 1998 period. These costs rose as a result of the increased number of field offices and related activity resulting from our acquisitions of rural DIRECTV markets, as well as from subscriber growth. As a percentage of total revenue, system operations expenses increased to 14.7% during the nine-month period ended September 30, 1999, from 14.4% during the same 1998 period. The increase in system operations expenses as a percentage of total revenues resulted primarily from the expansion of our national customer service center in Kansas City.

     Sales and Marketing. Sales and marketing expenses totaled $49.9 million during the nine-month period ended September 30, 1999, an increase of $30.3 million compared to the same 1998 period. Sales and marketing costs per new subscriber activation approximated $395 and $325 during the nine-month periods ended September 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     The increase in sales and marketing expenses resulted from:

     o a 108% increase in the number of new subscriber activations during the nine months ended September 30, 1999, as compared to the same period of 1998;

     o higher subscriber acquisition costs associated with our conversions of Primestar subscribers to our DIRECTV service;

     o increased equipment and installation subsidies provided by us to our subscribers; and

     o increased costs associated with free programming provided to new subscribers under certain DIRECTV national sales promotions.

     During the nine-month period ended September 30, 1999, approximately 35% of our gross subscriber additions represented conversions of former Primestar subscribers. As previously described, we expect the volume of Primestar conversion activity to diminish in future periods.

     General and Administrative. During the nine-month period ended September 30, 1999, general and administrative expenses totaled $11.0 million, compared to $4.7 million during the comparable 1998 period. As a percentage of total revenue, general and administrative expenses increased to 11.3% during the nine-month period ended September 30, 1999, from 9.3% during 1998. These increases in general and administrative expenses resulted from the addition of administrative resources necessary to support our growth to date and increased bad debts expenses. Our bad debts expenses increased from $1.2 million during the nine-month period ended September 30, 1998 to $ 2.7 million during the nine-month period ended September 30, 1999. This increase in bad debts expense resulted from the increases in subscribers and revenues previously described, as well as from higher bad debts associated with former Primestar subscribers and subscribers attracted to our service during the first half of 1999 by DIRECTV's free programming promotions.

     EBITDA. EBITDA for the nine months ended September 30, 1999 totaled negative $39.3 million, compared to EBITDA of negative $10.5 million during the nine months ended September 30, 1998. This increase in negative EBITDA primarily resulted from the higher sales and marketing expenses and related new subscriber activations previously described.

     Depreciation and Amortization. Depreciation and amortization expenses increased $10.8 million to $26.6 million during the nine months ended September 30, 1999, compared to $15.8 million during the nine months ended September 30, 1998. This increase reflects the amortization of higher intangible asset balances resulting from our acquisitions of rural DIRECTV markets.

     Interest Expense. Interest expense totaled $24.4 million during the nine months ended September 30, 1999 and $12.0 million during the same 1998 period. This increase of $12.4 million resulted from higher outstanding debt balances and an increase in our weighted-average interest rate. Our weighted-average interest rate increased due to the issuance of our 12 3/8% Notes in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

     We have experienced net losses as well as negative EBITDA and cash flows from operations since our inception. These shortfalls are primarily the result of our rapid subscriber growth and acquisitions of rural DIRECTV markets. In particular, we have incurred significant sales and marketing expenses in our effort to rapidly build our subscriber base. Many of these expenses, which are expensed as incurred and include advertising and promotional expenses, sales commissions and DBS equipment and installation subsidies, are incurred at or before the time a new subscriber is activated. As a result, revenue attributable to new subscribers lags behind the expense incurred in acquiring them. The impact of this lag generally increases with the rate at which we add subscribers. Our rapid subscriber growth and related subscriber acquisition costs have been significant contributors to our net losses and negative EBITDA experienced to date. We believe that our subscriber acquisition costs will continue to negatively affect our operating results for at least the next year as we continue to add new subscribers. However, as long as a subscriber remains in service, future operating results benefit from a recurring monthly revenue stream

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

with minimal additional sales and marketing expense. As long as our churn remains relatively low, we believe that our investment in building our subscriber base rapidly will enhance our cash flow and operating results in the longer term.

     Our operations require substantial capital for:

     o financing subscriber growth (including DBS equipment and installation subsidies and marketing and selling expenses);

     o investments in, and maintenance of, field offices in our rural DIRECTV markets;

     o financing infrastructure development costs necessary to support the growth of our business; and

     o  funding of start-up losses and other working capital requirements.

     Historically, we also have utilized substantial capital to acquire rural DIRECTV markets. Our capital expenditures, inclusive of acquisitions of rural DIRECTV markets, totaled $38.9 million and $61.9 million during the nine-month periods ended September 30, 1999 and 1998, respectively. During those same periods, our net cash used in operations totaled $58.4 million and $25.7 million, respectively.

     To date, our acquisitions, subscriber growth and operations have been financed from borrowings under our bank credit facility, proceeds from our July 1998 offering of 12 3/8% Notes, capital contributions from our direct and indirect parent companies, proceeds from the issuance of capital stock, and to a lesser extent, the issuance of promissory notes to sellers of rural DIRECTV markets.

     During the nine months ended September 30, 1999, our net cash flows from financing activities totaled $70.7 million. This was comprised of:

     o  a capital contribution by Golden Sky DBS of approximately $95.4 million;

     o net repayments of $15.0 million under Golden Sky Systems' bank credit facility;

     o increased deferred financing costs of $1.0 million resulting from the amendment of our bank credit facility; and

     o  repayments of other debt totaling $8.7 million.

     During the nine months ended September 30, 1998, our net cash flows from financing activities totaled $156.8 million. Gross proceeds from our July 1998 offering of 12 3/8% Notes were the primary source of these net cash flows from financing activities. Those gross proceeds totaled $189.2 million and were partially offset by net repayments of bank and other debt totaling $27.6 million and deferred financing costs of $4.7 million.

Credit Facility

     We have a credit facility with a group of banks that provides for a $150.0 million line of credit to fund acquisitions and working capital requirements. Of this amount, $35.0 million is in the form of a term loan facility and $115.0 million is in the form of a revolving credit facility, including a letter of credit sub-limit of $40.0 million. As of September 30, 1999, we (1) had fully utilized the entire $35.0 million of term loan availability, (2) had borrowed $17.0 million under the revolving credit line, and (3) had utilized approximately $20.6 million of the letter of credit sub-facility. Availability under the revolving credit line depends upon satisfaction of various financial and operating covenants as well as minimum subscriber base requirements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     As of September 30, 1999, we were not in compliance with certain of the restrictive covenants prescribed by our credit facility. We have requested a waiver from the banks of these covenant violations and are negotiating with the banks regarding an amendment to the credit facility with respect to future covenant requirements. We will be unable to borrow on the revolving credit commitment of the credit facility until a waiver is received. In the event a waiver is not received, the banks could, among other remedies, terminate the credit facility and declare any and all amounts outstanding thereunder immediately due and payable. Based upon our discussions with the banks, we do not expect the banks to accelerate repayment of balances outstanding under the credit facility. However, pending resolution of this matter and as required by generally accepted accounting principles, our outstanding borrowings under the credit facility have been classified as a current liability in our September 30, 1999 balance sheet.

13 1/2% Notes

     On February 19, 1999, Golden Sky DBS completed the sale of $193.1 million aggregate principal amount at maturity of its 13 1/2% Notes. Interest on these notes is payable in cash semi-annually on March 1 and September 1 of each year, with the first cash interest payment due on September 1, 2004. The 13 1/2% Notes mature on March 1, 2007. These notes were offered at a substantial discount and resulted in net proceeds of approximately $95.4 million, after the payment of underwriting discounts and other issuance costs aggregating approximately $4.7 million. Golden Sky DBS contributed the net proceeds of the offering to us, of which we used $53.0 million to repay existing revolving credit indebtedness.

     We are not obligated for repayment of the notes and are restricted as to our ability to make payments to Golden Sky DBS. However, Golden Sky DBS is dependent on us for dividends or other cash distributions in amounts sufficient to make the required payments.

Future Capital Requirements

     Our future capital requirements will depend upon a number of factors, including the rate of our internal subscriber growth, the extent to which we complete additional acquisitions, if any, and the working capital needs necessary to accommodate such growth. During the remainder of 1999 and throughout the year ending December 31, 2000, we expect to continue to expand our marketing efforts in order to increase our subscriber penetration. As previously described, we subsidize a portion of the cost of DBS equipment and subscriber installations. The extent of our future subsidies of DBS equipment and installations may materially affect our liquidity and capital requirements. We also expect that continued investment in our administrative and computer systems will be necessary to support our increased size and continued internal growth. Excluding any costs associated with the acquisition of additional rural DIRECTV markets, we anticipate that our total capital expenditures, primarily related to expanding facilities and information systems for our corporate office, customer service operations and field offices, will not exceed $5.0 million during the year ending December 31, 1999.

     Our operating costs and working capital requirements are partly a function of our rights and obligations under our agreements with the NRTC and the NRTC's agreement with Hughes. The NRTC is currently in litigation with Hughes and its subsidiary DIRECTV over the scope and extent of certain of these rights. While we are not a party to the suit, the outcome could have a material adverse effect on the scope and duration of our right to provide DIRECTV programming in our rural markets, our capital requirements and our costs of operations. If determined adversely, this matter could have a material adverse effect upon our business, financial condition and results of operations. See "Item 5. Other Information."

     As noted above under "- Overview - Company History," while we continue to evaluate acquisition opportunities and expect to purchase additional rural DIRECTV markets in the future consistent with our growth strategy, our pace of future acquisitions may decrease in the near term. To the extent we identify attractive acquisition candidates in the future, we may require additional capital to complete such acquisitions.

     We are highly leveraged and, to the extent we are able to borrow additional funds under our credit facility or otherwise, our leverage will continue to increase. The approximately $9.8 million of seller notes payable outstanding

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

at September 30, 1999 mature as follows: $2.9 million in 2000, $3.0 million in 2001, $2.9 million in 2002, and $1.0 million in 2003.

     There may be a number of factors, some of which may be beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, subscriber growth in excess of that currently expected, an increase in the cost of acquiring subscribers or possible acquisitions of additional rural DIRECTV markets. Additional financing also may be required to meet our debt service requirements. There can be no assurance that additional financing will be available on terms acceptable to us, or at all, and if available, that the proceeds of this financing would be sufficient to enable us to meet our debt service requirements or completely execute our business plan.

     On July 9, 1999, Golden Sky DBS filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock. There can be no that this offering will be consummated during 1999 or at all, or that the proceeds therefrom will be sufficient to meet our short-term capital requirements.

     As of September 30, 1999, we had unrestricted cash on hand of approximately $5.9 million. While there can be no assurance, assuming receipt of the waiver and amendment to our bank credit facility previously described, we believe we have sufficient cash and availability under our bank credit facility to finance our expected internal growth through at least December 31, 2000. If we are unable to borrow under our bank credit facility, we expect that we will require additional capital from other sources before the end of 1999. Our future subscriber growth and results of operations will be adversely affected in the event we are unable to access additional borrowings under our bank credit facility or secure alternative sources of capital.

YEAR 2000 READINESS

     Many existing computer systems and applications currently use two-digit date fields to designate a particular year. Date sensitive systems and applications may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 may cause computer systems and applications to incorrectly process critical financial and operational information. We have undertaken an effort to identify and correct any potential year 2000 issues that may exist with our information systems, suppliers and facilities. Our approach to addressing these issues can be separated into the following phases:

     Assessment Phase: The assessment phase, which defined possible sources of year 2000 issues, was completed during 1998. A consultant, specializing in year 2000 projects, performed this assessment, which led to the analysis phase.

     Analysis Phase: The analysis phase included a variety of procedures to determine the nature and extent of any year 2000 issues and to develop plans to address those issues. The procedures performed included the following:

     o  completing an inventory of our computer software and hardware;

     o  identifying budget requirements;

     o  assessing the year 2000 readiness of key vendors and business partners;

     o  establishing priorities;

     o  developing specific action items;

     o  identifying our year 2000 steering committee members;

     o  identifying our year 2000 project team; and

     o  developing an internal and external year 2000 communications plan.

     Conversion Phase: The conversion phase consisted of the implementation of necessary system modifications, upgrades and replacements identified in the analysis phase. These activities were completed during the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

     Testing Phase: This phase entails verifying that the system changes implemented in the conversion phase were successful in resolving identified year 2000 issues. During this phase, internal systems are being reviewed to ensure that these systems will function properly, both on a separate and integrated basis, with respect to date input, processing and output. Individual testing of our internal systems has been completed successfully. Testing of our integrated systems is expected to be completed in November 1999.

     Implementation Phase. During this phase, all fully-tested internal systems and components will be deployed. A substantial portion of these activities have been completed, including all relevant systems at our corporate office and national customer service center.

     Based upon the steps we have completed to date, we believe that our internal systems are year 2000 compliant. If our systems do not function properly in the year 2000 or if our remediation efforts are not successful or are not completed in a timely manner, the year 2000 issue could significantly disrupt our ability to transact business and could have a material adverse effect on our financial condition and results of operations.

     We also rely heavily on contracted data processing services from the NRTC and DIRECTV for customer service, billing, remittance processing and distribution of our direct broadcast satellite programming services under our contractual relationship with the NRTC. The NRTC has informed us that the all of the computer systems that provide these services are year 2000 compliant. The NRTC has further informed us that DIRECTV has achieved year 2000 compliance for its billing and authorization systems. In addition to the NRTC and DIRECTV, we rely heavily on other parties, like suppliers of DBS equipment, for the successful conduct of our business. While we have communicated with these third parties in an attempt to determine the extent to which we are vulnerable to their failure to remedy year 2000 issues, there can be no assurance that these third parties have in fact achieved year 2000 compliance. Any failure by the NRTC, DIRECTV or other companies on which we depend to achieve year 2000 compliance by the end of 1999 could have a material adverse effect on our business, financial condition and results of operations.

     We are in the process of developing contingency plans to deal with potential year 2000 issues. Our contingency plans for mission critical systems primarily involve development and testing of manual procedures or the use of alternate systems. Viable contingency plans are difficult to develop for some third party failures, especially in high-technology industries like the DBS industry, due to the lack of alternate suppliers. We will continue to monitor the progress of third party remediation efforts and contingency plans. There can be no assurance the any contingency plans we may develop will successfully mitigate any adverse effects that the year 2000 issue may have on our business, financial condition and results of operations.

     We have utilized both internal and external resources in implementing our year 2000 project. We believe that our costs to successfully mitigate the year 2000 issue will approximate $250,000. To date, we have expended approximately 95% of this amount.

     The foregoing constitutes a year 2000 statement and readiness disclosure subject to the protections afforded it by the year 2000 Information and Readiness Disclosure Act of 1998.

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

     As of September 30, 1999, we had $17.0 million of borrowings outstanding under the $115.0 million revolving loan commitment of our credit facility. Availability of revolving loan borrowings under the credit facility reduces by specified amounts quarterly from March 31, 2001 through maturity on September 30, 2005. Interest on revolving loan borrowings is calculated on a base rate, which is either the lenders' prime rate or LIBOR, plus an applicable margin.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

     We have the exclusive right to distribute certain DIRECTV programming to homes in 56 rural territories within the continental United States through contractual arrangements with the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC obtained the right to distribute DIRECTV programming in approximately 250 rural markets in the United States through a 1992 agreement with Hughes Communications ("Hughes"), the parent of DIRECTV (the "DBS Distribution Agreement").

     In May 1999, Hughes acquired United States Satellite Broadcasting Company, Inc. ("USSB"). Prior to its acquisition by Hughes, USSB offered premium programming packages consisting of HBO, Showtime, Cinemax and The Movie Channel to subscribers throughout the United States, including those within the NRTC's rural DIRECTV markets. After completing its acquisition of USSB, Hughes combined its DIRECTV business with USSB's assets to expand its programming lineup through the addition of HBO, Showtime, Cinemax and The Movie Channel.

     On June 3, 1999, the NRTC filed suit against DIRECTV and Hughes alleging breach of contract and seeking a court order requiring DIRECTV to provide NRTC members and affiliates with HBO, Showtime, Cinemax and The Movie Channel programming for exclusive distribution in the NRTC's rural DIRECTV markets and a temporary restraining order and preliminary injunction preventing DIRECTV from providing, marketing, selling or billing for this programming in the NRTC's rural markets. On June 17, 1999, the court denied the NRTC's request for a temporary restraining order and preliminary injunction. On July 12, 1999, the NRTC amended its complaint to add a second claim for breach of contract and to seek a declaratory judgment that, if the court determines that the NRTC does not have the exclusive right to provide HBO, Showtime, Cinemax and The Movie Channel programming in its rural markets, then the NRTC has the non-exclusive right to distribute this programming in its rural markets. In July 1999, DIRECTV and Hughes filed a motion to dismiss this portion of the NRTC's complaint on the grounds that it fails to state a claim upon which relief may be granted because DIRECTV is in the process of negotiation USSB programming distribution rights with the NRTC and the DBS Distribution Agreement requires the parties to arbitrate any claims regarding the terms and conditions of these rights. The Court denied the motion to dismiss on September 8, 1999.

     In July 1999, DIRECTV and Hughes filed a counterclaim against the NRTC. In the counterclaim, DIRECTV seeks the following declaratory judgments:

     1. That DBS-1, the first satellite launched by Hughes, is the only relevant satellite for determining the term of the DBS Distribution Agreement; and

     2. That the DIRECTV-1R satellite, which was launched in October 1999, is a successor satellite to DBS-1 within the scope and meaning of the DBS Distribution Agreement; that DIRECTV appropriately and prudently exercised its discretion, including its sole discretion to determine when and under what conditions a successor satellite should be launched, in determining to launch DIRECTV-1R in order to prevent a disruption in service; that the NRTC's right of first refusal under the DBS Distribution Agreement will be based on the satellite expiration date of DBS-1; and that pursuant to its right of first refusal, the NRTC has no right to specified programming services currently required to be provided under the DBS Distribution Agreement or more than 20 program channels of transponder capacity.

     On August 26, 1999, the NRTC filed a separate lawsuit against DIRECTV and Hughes in the United States District Court for the Central District of California. In this suit, the NRTC alleges that DIRECTV and Hughes have breached their fiduciary duty to the NRTC as well as the NRTC's agreement with Hughes and have engaged in unfair business practices in violation of California law by withholding from the NRTC various revenues, cost savings, discounts and other benefits belonging to the NRTC under its agreement with Hughes.

     A trial date has not been set on the merits of any of the claims made by the NRTC or DIRECTV and Hughes in either lawsuit. We are unable to predict the outcome of these matters or how they will impact the business relationship between the NRTC and DIRECTV. While we are not a party to the lawsuits between the NRTC and Hughes/DIRECTV, the outcome of these suits, or any damage that they cause to the relationship between the NRTC and Hughes/DIRECTV, could have a material adverse effect on our rights to provide DIRECTV programming in our rural markets and, therefore our business, financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

              27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GOLDEN SKY SYSTEMS, INC.

                                        By:  /s/ John R. Hager
                                             -----------------------------------
                                                 John R. Hager
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                   Accounting Officer)

Date:    November 15, 1999

                                 EXHIBIT INDEX

Exhibit No.                   Description
-----------                   -----------
    27.1                      Financial Data Schedule