Form 10-K405
period 1999-12-31
GOLDEN SKY SYSTEMS INC
filed 2000-03-20
CIK 1070669

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

           [X]  Annual Report Pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934
                For the fiscal year ended December 31, 1999

                                    or

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______to ______.

                        Commission file number 333-64367
                                               ---------

                            GOLDEN SKY SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   43-1749060
(State or other jurisdiction
of incorporation or organization)         (I.R.S. Employer Identification No.)

   4700 BELLEVIEW, SUITE 300
          KANSAS CITY, MO                                           64112
(Address of principal executive offices)                          (Zip code)

       Registrant's telephone number, including area code, (816) 753-5544

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of the chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

As of December 31, 1999, the Registrant's outstanding common stock consisted of 1,000 shares of Common Stock. The Registrant is a wholly-owned subsidiary of Golden Sky DBS, Inc., which is a wholly-owned subsidiary of Golden Sky Holdings, Inc. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999 was $0.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Business............................................................. 1
Item 2.  Properties...........................................................13
Item 3.  Legal Proceedings....................................................13
Item 4.  Submission of Matters to a Vote of Security Holders..................14

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters..............................................................15
Item 6.  Selected Financial Data..............................................15
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........27
Item 8.  Financial Statements and Supplementary Data..........................27
Item 9.  Changes In and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................27

                                   PART III

Item 10. Directors and Executive Officers of the Registrant...................28
Item 11. Executive Compensation...............................................30
Item 12. Security Ownership of Certain Beneficial Owners and Management.......33
Item 13. Certain Relationships and Related Transactions.......................37

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....38


                         SOURCES OF MATERIAL INFORMATION

    Information in this report concerning the National Rural Telecommunications Cooperative, or the NRTC, and its arrangements with DIRECTV is based upon information that has been made available to us by the NRTC or is otherwise publicly available. Unless otherwise indicated, information in this report regarding numbers of households in rural DIRECTV markets is based upon information compiled by Claritas, Inc. Other industry-related information is derived from SkyREPORT. We have not independently verified this data.

    The following trademarks owned by third parties are used in this Report:
DIRECTV(R), USSB(R), Total Choice(R), NFL SUNDAY TICKET(TM), NHL(R) CENTER ICE(R), MLB EXTRA INNINGS SM , ESPN FULL COURT TM, ESPN GamePlan TM and DirecPC(R).

                                     PART I


ITEM 1.         BUSINESS

    This report contains forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. The words "may," "expect," "believe," "could," "anticipate," "project," "estimate," their opposites and similar expressions are intended to identify forward-looking statements. We caution readers that these statements are not guarantees of future performance or events and are subject to a number of risks, uncertainties and assumptions that may influence the accuracy of the statements and the projections on which they are based. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise. These risks, uncertainties and other factors include, among other things: a decrease in subscriber growth; an increase in subscriber acquisition costs; an equipment shortage; impediments to the retransmission of distant broadcast network signals; an increase in competition from cable television system operators, other direct broadcast satellite system operators, and other providers of subscription television services; the introduction of new technologies and competitors into the subscription television business; general business and economic conditions; and other risk factors described from time to time in our reports filed with the Securities and Exchange Commission. All statements herein other than statements of historical fact, including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" regarding our profitability, financial position, liquidity and capital requirements, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurances that those expectations will prove to be correct. Certain other important factors, or cautionary statements, that could cause our actual results to differ materially from our expectations are disclosed in this report. All written forward-looking statements by or attributable to us or persons acting on our behalf contained in this report are expressly qualified in their entirety by the risk factors and the cautionary statements referred to above.

GENERAL

    We are the second largest independent provider of DIRECTV programming in rural markets in the United States. As of December 31, 1999, approximately 345,200 subscribers in 57 rural markets located in 24 states received DIRECTV service through us.

    DIRECTV, a division of Hughes Electronics Corporation, is one of two high-power direct broadcast satellite companies in the United States. Hughes Electronics Corporation is a subsidiary of General Motors Corporation. Direct broadcast satellite providers deliver digital television programming and related services to subscribers via satellite. In order to receive this programming, subscribers must install a satellite antenna, or dish, activate a digital set-top receiver and pay a monthly fee.

    We provide DIRECTV programming services in rural markets in the United States as a non-voting affiliate of the National Rural Telecommunications Cooperative, commonly known as the NRTC. Under a 1992 agreement with DIRECTV, as amended in 1994, the NRTC acquired exclusive rights for participating members and affiliates to distribute DIRECTV programming services in approximately 250 rural markets in the United States, representing approximately 9.0 million households, or about 9% of total U.S. television households. According to the NRTC, these markets accounted for approximately 1.4 million, or approximately 21%, of DIRECTV's direct broadcast satellite subscribers as of December 31, 1999.

    Under our agreements with the NRTC, we generally have the exclusive right to provide DIRECTV programming to subscribers in our rural markets and to receive related monthly service revenues from those subscribers, regardless of the subscribers' original point of purchase. Our exclusive rural DIRECTV markets are located in the following areas of the United States:

                                  NUMBER OF RURAL
    GEOGRAPHICAL AREA             DIRECTV MARKETS      TOTAL HOUSEHOLDS            STATES REPRESENTED

    Southeast.................             6                  210,000              AL, FL, GA, NC, TN
    Southwest.................            13                  520,000                  AR, OK, TX
    Midwest...................            21                  547,000        IA, KS, MI, MN, MO, ND, NE, WI
    Rocky Mountain............            10                  227,000              CO, ID, MT, UT, WY
    Pacific...................             7                  357,000                  CA, NV, OR
                                --------------------- -------------------

       Total..................            57                1,861,000
                                ===================== ===================
    -------------------
    Total households are based on estimates of primary residences by Claritas,
    Inc.


    Our subscriber base has increased rapidly due to acquisitions, internal growth and a low rate of subscriber disconnects, or churn. During 1999, we added 104,900 new subscribers, net of disconnects, in our rural markets through internal growth. Our churn rate for the twelve-month period ended December 31, 1999 approximated 15.9%.

Merger with Pegasus Communications Corporation

           On January 10, 2000, we entered into a definitive merger agreement with Pegasus Communications Corporation. Pegasus is the largest independent provider of DIRECTV subscription television services in the United States. The combined operations of Pegasus and Golden Sky Holdings, Inc. ("Golden Sky Holdings") will serve in excess of 1.1 million subscribers in 41 states and have exclusive rights to serve approximately 7.2 million rural households. Under the terms of the agreement, Pegasus will issue up to 6.5 million shares of its Class A common stock to shareholders of Golden Sky Holdings. Golden Sky Holdings is the parent company of Golden Sky DBS, Inc. ("Golden Sky DBS"), which is the parent company of Golden Sky Systems, Inc. ("Golden Sky Systems" and, together with Golden Sky Holdings and Golden Sky DBS, "Golden Sky"). Golden Sky Systems is the primary operating subsidiary of Golden Sky. Upon completion of the merger, Golden Sky Holdings will become a wholly-owned subsidiary of Pegasus. The transaction is expected to close during the first or second quarter of 2000. Except as otherwise provided, all information in this report does not give effect to the merger.

SALES AND DISTRIBUTION

    We offer DIRECTV programming to consumer and business segments in our rural DIRECTV markets through two separate but complementary sales and distribution channels.

    DIRECT SALES FORCE AND DEALER NETWORK. We have established direct sales forces in our rural DIRECTV markets to market our DIRECTV programming services. Since inception we have opened approximately 70 full service retail stores in our rural DIRECTV markets and operated 68 of these stores as of December 31, 1999. During 2000, we plan to close approximately 30 of these stores. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Our direct sales force currently consists of approximately 225 direct salespeople who are compensated on a commission basis. We also have close relationships with approximately 450 independent dealers of direct broadcast satellite, commonly known as DBS, equipment to whom we provide marketing, subscriber authorization, and installation and customer service support. Wherever possible, our arrangements with dealers are exclusive. In connection with the sale of a DBS unit and a subscription to DIRECTV programming offered by us, a dealer retains the proceeds from the sale of the equipment and earns a one-time commission paid by us. We retain the ongoing monthly subscription revenue from the subscriber. For equipment sold through the indirect dealer network, we generally provide a subsidy, thus lowering the price of the equipment for the consumer.

    OTHER DISTRIBUTION CHANNELS. In addition to our direct sales force, we utilize other distribution channels to offer DIRECTV programming to potential subscribers in our rural DIRECTV markets, including:

    o national retailers selected by DIRECTV;

    o consumer electronics dealers authorized by DIRECTV to sell DIRECTV programming; and

    o satellite dealers and consumer electronics dealers authorized by five regional sales management agents selected by DIRECTV.

    In a similar fashion to our indirect dealer network, we pay a one-time commission to these distribution channels for the sale of DIRECTV programming to a subscriber located in our rural DIRECTV markets and we receive all associated monthly programming revenue associated therewith, regardless of what outlet originally sold DIRECTV programming to the subscriber.

MARKETING

    We believe that DBS services compete favorably with medium and low-power direct-to-home, cable and other subscription television services on the basis of superior signal quality, channel capacity, programming choice and price. We complement the existing marketing effort of DIRECTV and its other national distribution partners through focused local marketing and sales, including local print and radio advertising.

    We also implement support-advertising programs for our indirect distribution channels. We have implemented specific promotions, like offering new subscribers an initial month's service at no charge, to motivate customers to purchase these plans. We also have incentive-based sales compensation for both our direct and dealer sales forces to promote and sell premium subscription plans.

    A key element of our marketing strategy is to lower the up-front costs to consumers of becoming Golden Sky subscribers by subsidizing the costs of DBS equipment and installation. We offer various types of DBS equipment and accessories through our direct sales force and retail locations. We are able to take advantage of volume discounts in purchasing this equipment from the NRTC and other vendors. In addition, dealers are motivated to lower the prices at which they offer DBS equipment and installation by our volume-based commission structure.

CUSTOMER SERVICE

    We provide customer service from each of our local offices. Generally, our offices are staffed from 9 a.m. to 7 p.m., six days a week. Local managers are responsible for managing customer accounts receivable and churn. Overflow and after hours assistance is provided 24 hours a day, seven days a week, by our national call center located in Kansas City, Missouri and, beginning in February 2000, by a third-party provider of call center services. We also provide professional installation services and technical assistance in each of our offices.

OVERVIEW OF THE DIRECT-TO-HOME TELEVISION INDUSTRY

    Direct-to-home television services encompass all types of television transmission from satellites directly to the home. The FCC has authorized two types of satellite services for transmission of television programming: direct broadcast satellite services, commonly referred to as "DBS", and fixed satellite service, commonly referred to as low-power and medium-power satellite services. DBS services operate at high power or 120 to 240 watts per frequency channel, in the Ku-band. Fixed satellite services include low-power services transmitting in the C-band, as well as medium-power services transmitting in the Ku-band at 20 to 100 watts per frequency channel. Both DBS and medium-power direct-to-home satellites are used for digital satellite television services. DBS provides high quality video and audio signals and can be received by an 18-inch dish. Medium and low-power direct-to-home signals require satellite dishes of 27 inches to six feet in diameter, depending on the geographical location of the dish and wattage per frequency channel. See "-- DIRECTV."

    DIRECTV and EchoStar Communications Corporation are currently the only domestic providers of DBS services. All other direct-to-home domestic satellite television providers currently provide medium or low-power direct-to-home services. See "-- Competition."

    A DBS system consists of an uplink center, one or more orbiting satellites and the subscriber's reception equipment. The uplink center collects programming from on-site video equipment and from the direct feeds of programmers. Through antennae located at the uplink center, the operator transmits, or uplinks, the programming to transponders located on its geostationary satellite. The transponders receive and amplify the digital signal and transmit it to receiving dishes within the service area covered by the satellite. The digital signal is then transmitted via coaxial cable to the subscriber's receiver, where it is converted into an analog signal, which allows it to be received by the subscriber's televisions. System security is maintained through the use of reprogrammable access cards that must be inserted into each subscriber's integrated receiver decoder, sometimes referred to as a digital set-top box, to unscramble programming signals.

DIRECTV

    DIRECTV is a multichannel DBS programming service initially introduced to U.S. television households in 1994. DIRECTV currently offers in excess of 200 channels of digital quality video and audio programming, and transmits via high-power Ku-band satellites. As of December 31, 1999, DIRECTV had over 8.0 million subscribers (including those acquired as a result of Hughes' acquisition of Primestar), which represented approximately 70.3% of the DBS and medium-power direct-to-home market.

    Major manufacturers under brand names including RCA, Sony, Hughes, and others produce DBS equipment. DBS equipment is currently sold at retail outlets throughout the U.S. for prices typically ranging from $79 to $199, depending upon the generation of the equipment, the features offered and the retail outlet.

Programming

    DIRECTV programming includes:

    o cable networks, broadcast networks and audio services available for purchase in tiers for a monthly subscription fee;

    o premium services available a-la-carte or in tiers for a monthly subscription fee;

    o sports programming, including major professional league sports packages like the exclusive NFL SUNDAY TICKET, regional sports networks and seasonal college sports packages, which is available for a yearly, seasonal or monthly subscription fee; and

    o movies from all major Hollywood studios and special events available for purchase on a pay-per-view basis.

    Satellite and premium services available a-la-carte or for a monthly subscription are priced comparably to cable. Pay-per-view movies are available for viewing on multiple channels at staggered starting times so that a viewer does not have to wait more than 30 minutes to view a particular pay-per-view movie.

    DIRECTV periodically adjusts its programming packages in an attempt to provide the best channel mix possible at various price points. The following is a summary of some of the more popular DIRECTV programming packages we currently offer:

    o Total Choice: Package of 60 video channels, including two Disney channels and an in-market regional sports network, 31 CD audio channels and access to up to 55 channels of pay-per-view movies and events. Total Choice is DIRECTV's most popular offering. Total Choice Platinum, Gold, Silver and Plus Encore offer additional programming at higher retail prices;

    o Select Choice: Package of 40 video channels, 31 CD audio channels and access to up to 55 channels of pay-per-view movies and events; and

    o NFL SUNDAY TICKET: All out-of-market NFL Sunday games.

    Other sports programming packages include:

    o NHL CENTER ICE: Approximately 500 out-of-market NHL games;

    o MLB EXTRA INNINGS: Approximately 800 out-of-market major league baseball games;

    o ESPN FULL COURT: Hundreds of college basketball games; and

    o ESPN GamePlan: Up to ten college football games every Saturday.

     DIRECTV recently began offering subscribers in selected markets programming packages containing local broadcast stations affiliated with the NBC, CBS, ABC and FOX national broadcast television networks. Subscribers in markets where these local network packages are not offered may be able to receive their local network affiliates by means of over-the-air reception using equipment that allows for seamless switching between satellite-delivered programming and broadcast television programming. Seamless switching between over-the-air programming and satellite programming is possible with all DBS units. In addition, DIRECTV offers distant NBC, CBS, ABC and FOX affiliates to subscribers who are unable to receive the signal of a local affiliate using a conventional roof-top antenna or who otherwise meet other specific eligibility requirements. See "___ Regulation."

RELATIONSHIP WITH THE NRTC AND DIRECTV

    The NRTC is a cooperative whose members are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The NRTC acquired the right to provide DIRECTV programming to residential households and commercial establishments located in rural DIRECTV markets under a 1992 agreement, as amended in 1994, with Hughes and DIRECTV as successor to Hughes ("the Hughes Agreement"). The NRTC subdivided its rights to provide these services into approximately 250 geographically-based rural DIRECTV markets and then sold its rights to the individual rural DIRECTV markets to NRTC members and affiliates under agreements between the NRTC and its individual members and affiliates (the "NRTC Agreements"). We have acquired the exclusive rights generally to provide DIRECTV programming in each of our rural DIRECTV markets from various NRTC members through assignment of their NRTC Agreements. Each NRTC Agreement was assigned to us with the consent of the NRTC and DIRECTV. Because we do not qualify as a member of the NRTC, we act as a non-voting affiliate.

    Under the NRTC Agreements, we are obligated to promote, market and sell DIRECTV programming and to take all reasonable steps to ensure that DIRECTV programming is not received at any unauthorized locations or in any unauthorized manner. We also purchase customer authorization, billing services and centralized remittance-processing services from the NRTC under the NRTC Agreements. The NRTC Agreements also contain customary provisions regarding payment terms, compliance with laws and indemnification and provide that both the NRTC and DIRECTV must consent prior to any assignment or transfer of our rights or obligations under the NRTC Agreements, which consent shall not be unreasonably withheld.

    The NRTC Agreements also contain termination provisions that allow the NRTC to terminate the agreements:

    o as a result of a termination of the Hughes Agreement, with the NRTC remaining responsible for paying to us its pro rata portion of any refunds that the NRTC receives from DIRECTV under the Hughes Agreement;

    o if we fail to make any payment due to the NRTC or otherwise breach a material obligation in the NRTC Agreements and this failure or breach continues for more than 30 days after written notice from the NRTC; or

    o if we fail to keep and maintain any letter of credit required to be provided to the NRTC in full force and effect or to adjust the amount of the letter of credit as required by the NRTC Agreements.

    The NRTC Agreements also require us to comply with policies of the NRTC promulgated from time to time. We, along with other NRTC-affiliated DIRECTV providers, have disputed some of the policies proposed by the NRTC in the past that we believed did not comply with the NRTC Agreements and applicable law. For example, the NRTC has adopted a policy regarding its own interests in the subscriber information of NRTC members and affiliates. The NRTC Agreements provide that NRTC members and affiliates, including us, have "substantial proprietary interests" in and rights to the information and data with respect to their subscribers. The NRTC and its affiliates, including us, have differed over the import of these rights and interests, which may have consequences in the event that our rights to offer DIRECTV programming through the NRTC are terminated or expire.

    Under the NRTC Agreements, we have, among other things, the exclusive right in our rural DIRECTV markets to market and sell all programming transmitted by the DIRECTV satellites over 27 frequencies licensed to DIRECTV and the right to retain all of the revenue from subscribers derived from these sales and marketing activities. We pay the NRTC for the wholesale cost of this programming. We also pay a fee to DIRECTV based upon 5% of the programming revenue and certain shared satellite costs. The NRTC has the right to choose to provide some non-select services, like NFL SUNDAY TICKET, as DIRECTV and the content providers enter into new agreements. "Non-select services" are services not generally included in the DIRECTV programming we provide because providers of the programming require minimum subscriber guarantees, advance payments or other similar commitments that the NRTC declines to give. We retain 5% of the revenue from non-select services purchased by our subscribers and remit the balance to DIRECTV.

    The NRTC Agreements and the Hughes Agreement expire when the satellites that broadcast the specified programming covered by the agreements reach the end of their useful lives and are removed from their assigned orbital locations. According to Hughes, the DIRECTV satellites have estimated orbital lives of at least 12 to 15 years from their respective launches in December 1993, August 1994 and June 1995. The NRTC is currently in litigation with Hughes and DIRECTV over some aspects of the NRTC's rights to distribute direct broadcast satellite services under the Hughes Agreement. We and Pegasus also filed a lawsuit in federal court in Los Angeles against DIRECTV, seeking various monetary and declaratory relief based upon DIRECTV's failure to provide the NRTC with premium programming and DIRECTV's position with respect to the NRTC's rights under the Hughes Agreement, among other things. For more information about these lawsuits, see "Legal Proceedings."

    As part of their counterclaim in their lawsuit with the NRTC, DIRECTV and Hughes are seeking a declaratory judgment that the term of the NRTC's agreement with Hughes, and therefore the term of our rights under the NRTC Agreements, is measured only by the orbital life of DBS-1 and not the orbital lives of any other satellites subsequently launched by Hughes. According to Hughes, DBS-1 suffered a failure of its primary spacecraft control processor in July 1998 and, since that time, has been operating normally using the spare control processor. If DIRECTV and Hughes were to prevail on their counterclaim, the end of DBS-1's life could have a material adverse effect on our DIRECTV programming rights.

    There are numerous risks associated with satellite transmission technology in general and DIRECTV's delivery of direct broadcast services in particular. Satellite transmission of video, audio and other data is highly complex and requires the manufacture and integration of diverse and advanced components that may not function as expected. The useful life of a direct broadcast satellite also may be adversely affected by acts of war, electrostatic storms or collisions with space debris. We cannot assure you as to the longevity of the satellites that are required to broadcast our DIRECTV programming or that we will continue to have access to any or all of our DIRECTV programming upon the expiration of the useful life of DBS-1 or any other DIRECTV satellite.

    The Hughes Agreement provides the NRTC with a right of first refusal to obtain specified DBS distribution services from any successor satellite launched by Hughes. Hughes launched a new satellite in October 1999, which it claims was necessary in order to prevent a disruption of service in the event of any failure of DBS-1. As part of its counterclaim in the pending lawsuit with the NRTC, DIRECTV is asking the court to declare this satellite as the successor satellite to which the right of first refusal relates under the Hughes Agreement. DIRECTV is also seeking to limit the programming services and transponder capacity that it is obligated to provide under the right of first refusal as described more fully below. If DIRECTV and Hughes prevail on their counterclaim, our cost of securing programming and other DBS services could increase substantially. The NRTC Agreements do not expressly provide an equivalent right of first refusal for NRTC members or affiliates to acquire DBS services through the NRTC should the NRTC exercise its right of first refusal under the Hughes Agreement. If we are unable for any reason to acquire DBS distribution services on satisfactory terms upon the expiration of the Hughes Agreement or the NRTC Agreements, we would be required to acquire these services from others, or to attempt to sell our subscriber base to one or more other DBS providers. If we are unable to do this for contractual or other reasons, we may be forced to cease or fundamentally change our business operations. Any material adverse change in our relationship with the NRTC or the NRTC's relationship with DIRECTV could have a material adverse effect on our business, financial condition and results of operations.

    Prior to April 1999, DIRECTV, United States Satellite Broadcasting Company, Primestar and EchoStar were the principal domestic satellite television operators, serving over 80% of satellite television subscribers in the United States. In April 1999, Hughes acquired Primestar's medium-power direct-to-home business for approximately $1.8 billion. In May 1999, Hughes acquired USSB for approximately $1.6 billion. Prior to its acquisition by Hughes, Primestar offered a full range of satellite television programming to approximately 2.3 million subscribers nationwide, approximately 100,000 of which we believe were located within our rural DIRECTV markets. As a result of our exclusive distribution rights, former Primestar subscribers who are located in our rural markets and choose to receive DIRECTV programming will become our subscribers.

COMPETITION

    We face competition for acquisitions of rural DIRECTV markets from one other company. We also face competition for subscribers within our exclusive rural DIRECTV markets from a broad range of companies offering communications and entertainment services, including cable operators, other satellite service providers, wireless cable operators, telephone companies, television networks and home video product companies. Many of our competitors have greater financial and marketing resources than we do and the business of providing subscription and pay television programming is highly competitive. We believe that quality and variety of programming, signal quality, service and cost will be the key bases of competition.

Competition for Acquisition of Rural DIRECTV Markets

    Historically, both we and Pegasus have been pursuing the same goal of consolidating rural DIRECTV markets. Pegasus is currently the largest independent provider of DIRECTV services and has substantially greater financial resources than we do. Pegasus had approximately 702,100 subscribers and 4.9 million households in 36 states as of December 31, 1999. As a result of our announced merger with Pegasus, we have suspended evaluation of future acquisition opportunities. To the extent we resume our acquisition activities, our pace of any future acquisitions may be slower than our historical experience due to, among other factors, a reduction in the number of attractive acquisition opportunities and capital constraints. In addition, Pegasus' competing acquisition strategy could have a material adverse effect on our ability to execute our acquisition strategy.

Competing Subscription Television Providers

    Cable Television Providers

    Cable operators in the United States serve approximately 65 million subscribers, representing over 65% penetration of television households passed by cable systems. Cable operators typically offer 30 to 80 channels of programming at an average monthly subscription price of approximately $36. While cable companies currently serve a majority of the U.S. television market, we believe many may not be able to provide the quality and variety of programming offered by DIRECTV until they significantly upgrade their coaxial systems. Many cable television providers are in the process of upgrading their systems and other cable operators have announced their intentions to make significant upgrades. Many proposed upgrades, like conversion to digital format, fiber optic cabling, advanced compression technology and other technological improvements, when fully completed, will permit cable companies to increase channel capacity, thereby increasing programming alternatives, and to deliver a better quality signal. Although cable systems with adequate channel capacity may offer digital service without major rebuilds, we believe that other cable systems that have limited channel capacity, like those in most of our rural DIRECTV markets, will have to be upgraded to add bandwidth in order to provide digital service. We believe that these upgrades will require substantial investments of capital and time to complete industry-wide. As a result, we believe that there will be a substantial delay before cable systems in the rural DIRECTV markets can offer programming services equivalent to DBS satellite providers and that some cable systems in those markets may never be upgraded, subject to advances in digital compression technology currently under development.

    Other Direct-To-Home Television Providers

    EchoStar, the only other remaining DBS provider in the United States, began national broadcasting of programming in March 1996 and currently broadcasts approximately 500 channels of digital television programming and CD quality audio programming services to the entire continental United States. EchoStar has 21 licensed channel frequencies at the 119 degrees W.L. orbital position and 29 licensed channel frequencies at the 110 degrees W. L. orbital position. The 110 degrees and 119 degrees W.L. orbital positions are two of the three DBS orbital locations that can serve the entire continental United States. These three orbital locations are sometimes referred to as full "CONUS." EchoStar also has 69 frequencies in other partial CONUS orbital locations. EchoStar reported approximately 3.4 million subscribers as of December 31, 1999. In June 1999, EchoStar acquired its license for 29 DBS frequencies at 110 degrees W.L., two satellites to be delivered in orbit and a direct broadcast operations facility from The News Corporation Limited and MCI WorldCom Inc. EchoStar expects to significantly expand its DBS and other programming offerings as a result of this acquisition, which will potentially strengthen its competitive strength relative to DIRECTV and us.

    Low-power C-band direct-to-home operators reported approximately 1.6 million subscribers as of December 31, 1999. C-band direct-to-home operators provide subscription television services primarily to subscribers who live in markets not served by cable television. C-band equipment, including the six-to-eight-foot dish necessary to receive the low-power signal, currently costs approximately $2,000 and is distributed by local TVRO satellite dealers. During 1998 and 1999, the number of C-band customers decreased by approximately 465,000 subscribers.

Other Competitors

    Regional telephone companies and other long distance companies could become significant competitors in the future, as they have expressed an interest in becoming subscription multichannel video programming distributors. Furthermore, the Telecommunications Act of 1996 (the "1996 Act") removes barriers to entry that previously inhibited local telephone companies from competing, or made it more difficult for telephone companies to compete, in the provision of video programming and information services. Several telephone companies have received authorization to test market video and other services in specified geographic areas using fiber optic cable and digital compression over existing telephone lines. Estimates for the timing of wide-scale deployment of these multi-channel video services vary, as several telephone companies have pushed back or cancelled originally announced deployment schedules. In addition, mergers, joint ventures and alliances among franchise, wireless or private cable television operators and regional telephone companies may result in competitors capable of offering bundled cable television and telecommunications services. For example, the merger of AT&T and Tele-Communications, Inc. resulted in a large, integrated communications provider with significantly greater technical, financial and marketing resources than we have.

    As more telephone companies begin to provide multichannel video programming and other information and communications services to their customers, additional significant competition for subscribers will develop. Among other things, telephone companies have an existing relationship with substantially every household in their service area, substantial financial resources and an existing infrastructure. Further, telephone companies may be able to subsidize the delivery of programming through their position as the sole source of local wireline telephone service to the home.

    Most areas of the United States are covered by traditional terrestrial over-the-air VHF/UHF television broadcasters. Consumers can receive from three to ten channels of over-the-air programming in most markets. These stations provide local, network and syndicated programming free of charge, but each major market is generally limited in the number of programming channels. On August 5, 1997, Congress approved the release of additional digital spectrum for use by VHF/UHF broadcasters.

REGULATION

    Unlike a cable operator, DBS operators like DIRECTV are free to set prices and serve customers according to their business judgment, without rate of return or other regulation or the obligation not to discriminate among customers. However, there are laws and regulations that affect DIRECTV and, therefore, us. As an operator of a privately owned United States satellite system, DIRECTV is subject to the regulatory jurisdiction of the FCC, primarily with respect to:

    o the licensing of individual satellites, including a requirement that DIRECTV meet minimum financial, legal and technical standards;

    o avoidance of interference with radio stations; and

    o compliance with rules that the FCC has established specifically for DBS licenses, including rules that the FCC is in the process of adopting to govern the retransmission of broadcast television stations by DBS operators.

    As a distributor of television programming, DIRECTV also is affected by numerous other laws and regulations. The 1996 Act clarifies that the FCC has exclusive jurisdiction over direct-to-home satellite services and that criminal penalties may be imposed for piracy of direct-to-home satellite services. The 1996 Act also offers direct-to-home operators relief from private and local government-imposed restrictions on the placement of receiving antennae. In some instances, direct-to-home operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules, or restrictive property covenants banning the installation of antennae on or near homes. In August 1996, the FCC promulgated rules designed to implement Congress' intent by prohibiting any restriction, including zoning, land use or building regulation, or any private covenant, homeowners' association rule or similar restriction on property within the exclusive use or control of the antenna user where the user has a direct or indirect ownership interest in the property, to the extent that the restriction impairs the installation, maintenance or use of a DBS receiving antenna that is one meter or less in diameter or diagonal measurement, except where the restriction is necessary to accomplish a clearly defined safety objective or to preserve a recognized historic district. Local governments and associations may apply to the FCC for a waiver of this rule based on local concerns of a highly specialized or unusual nature. In November 1998, the FCC amended its rules to extend these protections to rental property in those areas under the exclusive use or control of the renter. The 1996 Act also preempted local, but not state, governments from imposing taxes or fees on direct-to-home services, including DBS. Finally, the 1996 Act required that multi-channel video programming distributors, including direct-to-home operators, fully scramble or block channels providing indecent or sexually explicit adult programming. If a multi-channel video programming distributor cannot fully scramble or block this programming, it must restrict transmission to those hours of the day when children are unlikely to view the programming, as determined by the FCC. On December 30, 1998, a three-judge federal court in Delaware held that this provision was unconstitutional. The United States Supreme Court is currently reviewing the judgment of the Delaware Court and a decision is expected this year.

    In addition to regulating pricing practices and competition within the cable television industry, the Cable Television Consumer Protection and Competition Act of 1992 (the "Cable Act") was intended to establish and support existing and new multi-channel video services, including wireless cable and direct-to-home, to provide subscription television services. We and DIRECTV have benefited from the programming access provisions of the Cable Act and implementing rules in that DIRECTV has been able to gain access to previously unavailable programming services and, in some circumstances, has obtained programming services at reduced cost. Any amendment to, or interpretation of, the Cable Act or the FCC's rules that would permit cable companies or entities affiliated with cable companies to discriminate against competitors like DIRECTV in making programming available or to discriminate in the terms and conditions of its programming could adversely affect DIRECTV's ability to acquire programming on a cost-effective basis, which would have an adverse impact on us. Some of the restrictions on cable-affiliated programmers will expire in 2002 unless the FCC or Congress extends these restrictions.

    The Cable Act also required the FCC to conduct a rule-making proceeding to impose public interest requirements for providing video programming on direct-to-home licensees. In November 1998, the FCC adopted rules requiring direct-to-home licensees to provide reasonable and non-discriminatory access by qualified candidates for elective office. These rules also require direct-to-home licensees to set aside four percent of the licensee's channel capacity for non-commercial programming of an educational or informational nature. Petitions for reconsideration seeking the imposition of additional regulatory obligations on direct-to-home licensees are pending at the FCC.

    The Satellite Home Viewer Improvement Act of 1999, or SHVIA, enacted by Congress late last year, amends the Copyright Act and the Communications Act in order to clarify the terms and conditions under which a direct-to-home operator may retransmit local and distant broadcast television stations to subscribers. The new law was intended to promote the ability of satellite services to compete with cable television systems and to resolve disputes that had arisen between broadcasters and satellite carriers regarding the delivery of broadcast television station programming to satellite service subscribers.

    The SHVIA permits direct-to-home operators like DIRECTV to retransmit the signal of a broadcast television station to subscribers who reside in the station's local market. Until May 29, 2000, a direct-to-home operator can retransmit a local broadcast television station without the station's consent. However, in order to retransmit a local broadcast television station to a satellite service subscriber after May 29, 2000, the satellite provider must have obtained the station's express consent; failure to comply with this requirement could subject a satellite provider to substantial liability. The FCC is currently considering the adoption of rules governing the retransmission consent process, including rules prohibiting a broadcast television station from entering into exclusive retransmission consent agreements or from failing to engage in good faith negotiations for retransmission consent.

    Beginning January 1, 2002, a satellite provider that retransmits a broadcast television station to subscribers residing in the station's local television market will be subject to a "must carry" obligation under which the carrier will be required to retransmit any other broadcast television station that is located in that market and that has elected to demand mandatory carriage rather than negotiate a retransmission consent agreement with the satellite carrier. The FCC is required to adopt rules implementing the provisions of the SHVIA regarding a local broadcast television stations must carry rights and the station's election between must carry and retransmission consent. The increased use of channel capacity to fulfill this "must carry" obligation may have a limiting effect on the number of markets in which DBS providers offer packages of local broadcast television stations. Congress has indicated that it intends to consider legislation that would promote the retransmission of local broadcast stations to satellite service subscribers in all markets. It is not possible to predict how such legislation, if enacted, will impact Golden Sky's ability to offer local broadcast television signals to customers in the territories that it serves.

    SHVIA also creates a new compulsory copyright license applicable to the retransmission of local broadcast television stations to satellite service subscribers. Although there is no royalty payment obligation associated with this new compulsory copyright license, eligibility for the compulsory copyright license is conditioned on the satellite carrier's compliance with the applicable Communications Act provisions and FCC rules governing the delivery of local broadcast television stations by a satellite carrier. Noncompliance with the Communications Act and/or FCC requirements could subject a satellite carrier to liability for copyright infringement.

    A number of provisions contained in the SHVIA address the retransmission by a satellite service provider of a broadcast television station to subscribers who reside outside the local market of the station being retransmitted. A DBS provider may retransmit such "distant" broadcast stations affiliated with the four major national broadcast television networks (ABC, CBS, NBC and FOX) to those subscribers that meet certain specified eligibility criteria, which the FCC is directed to implement. The primary determinant of a subscriber's eligibility to receive a distant affiliate of a particular network is whether the subscriber is able to receive a "Grade B" strength signal from an affiliate of that network using a conventional rooftop broadcast television antenna. The SHVIA also contains a waiver provision and a "grandfathering" provision, each of which allows DBS providers to offer distant network stations to certain subscribers that would otherwise be ineligible to receive such programming. The number of distant affiliates of a particular network that a satellite carrier can provide to eligible subscribers is capped at two per network. The SHVIA contains additional provisions describing the terms and conditions under which a DBS provider can retransmit distant broadcast television stations that are affiliated with emerging national broadcast television networks (such as WB, UPN and PAX) or that are unaffiliated with any network. In particular, the SHVIA directs the FCC to adopt rules that would subject the retransmission of such stations to certain "blackout" rules similar to rules currently applicable to the retransmission of distant broadcast television stations by cable systems. The SHVIA also makes a number of revisions to the compulsory copyright license provisions that apply to the retransmission of distant broadcast television stations to satellite service subscribers. These changes include reducing the monthly per subscriber royalty rate payable under the distant signal compulsory copyright license from 27 cents per distant signal for all types of stations to
14.85 cents per signal for those stations that are affiliated with a national broadcast network and 18.9 cents per signal for "superstations" (stations that are not affiliated with a national broadcast television network). The SHVIA also creates a new compulsory copyright license applicable to the retransmission of a national PBS programming feed (with a monthly per subscriber royalty rate of 14.85 cents). The compulsory copyright license applicable to the retransmission of distant broadcast signals to satellite service subscribers will expire on January 1, 2005 unless it is extended by Congress. If the license expires, direct-to-home operators will be required to negotiate in the marketplace to obtain the copyright clearances necessary for the retransmission of distant broadcast signals to satellite service subscribers.

MANAGEMENT AND EMPLOYEES

    As of January 31, 2000, we had approximately 580 full-time and 191 part-time employees. We are not a party to any collective bargaining agreement and consider our relations with our employees to be good.

ITEM 2.         PROPERTIES

    We are currently headquartered in approximately 35,000 square feet of leased office space in Kansas City, Missouri. Annual rent under this lease approximates $570,000 and the lease will terminate in August 2002. We also lease approximately 70 local sales and customer service offices in our rural DIRECTV markets. We expect these facilities to be adequate for our needs in the foreseeable future.

ITEM 3.         LEGAL PROCEEDINGS

    On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by denying the NRTC's claims to exclusive rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(0) WL orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(0) WL orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those provided under the contract. On September 8, 1999, the court denied a motion by DIRECTV to dismiss certain of the NRTC's claims, leaving all of the causes of action asserted by the NRTC at issue.

    On September 9, 1999, the NRTC filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the tort claim asserted by the NRTC, but left in place the remaining claims asserted by the NRTC. The court also consolidated that lawsuit with the other pending NRTC/DIRECTV lawsuit. The court set various discovery and motion deadlines for the spring and summer of 2000 but did not set a trial date.

    On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion seeks a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV's contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. The hearing date on DIRECTV's motion was vacated by the court pending resolution of certain procedural issues raised by a new lawsuit we and Pegasus filed against DIRECTV (discussed below). The court has not yet set a trial date on the merits of the claims.

    On January 10, 2000, we and Pegasus filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the class members. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

    On February 10, 2000, we and Pegasus filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiff's relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Pegasus also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC.

    On February 22, 2000, DIRECTV refiled its motion for summary judgment first filed on December 29, 1999. Again, the hearing date on DIRECTV's motion was vacated by the court pending resolution of certain procedural issues raised by the new class action complaint recently filed (discussed below). The court has not yet set a trial date on the merits of the claims.

    On February 29, 2000, certain NRTC Members filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the class members. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

    The outcome of the litigation described above could have a material adverse effect on the scope and duration of our right to provide DIRECTV programming in our rural markets, our capital requirements and our costs of operations. Thus, if determined adversely, this matter could have a material adverse effect upon our business, financial condition and results of operations.

    In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No items were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

    As of December 31, 1999, all 1,000 authorized, issued and outstanding shares of our Common Stock ($.01 par value) were held by Golden Sky DBS. There is currently no established public trading market for our Common Stock. All of the outstanding capital stock of Golden Sky DBS is owned by Golden Sky Holdings. There is no established public trading market for the common stock ($.01 par value) of Golden Sky Holdings.

    We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. Payment of any future dividends will depend upon our earnings and capital requirements, our debt facilities, and other factors the Board of Directors considers appropriate. We currently intend to retain our earnings, if any, to support future growth and expansion. Our ability to declare dividends is affected by covenants in our debt facilities that prohibit us from declaring dividends and our subsidiaries from transferring funds in the form of cash dividends, loans or advances to Golden Sky DBS or Golden Sky Holdings.

ITEM 6.         SELECTED FINANCIAL DATA

    The following table presents our financial and operating information for the periods indicated. The historical financial information presented below was taken from our audited consolidated financial statements. Household and subscriber data presented below reflect 100% of the households and subscribers comprising our rural DIRECTV markets, including one rural DIRECTV market in which we acquired less than 100% ownership. In that market, we acquired approximately 76% ownership. We receive 100% of the revenue generated by all subscribers in our rural DIRECTV markets. The following should be read in conjunction with our consolidated financial statements and the notes to those financial statements and other financial information, and Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing elsewhere herein.

                                              INCEPTION
                                               THROUGH                 YEARS ENDED DECEMBER 31,
                                             DECEMBER 31,   -----------------------------------------------
                                                 1996            1997            1998            1999
                                            --------------- --------------- --------------- ---------------
                                                                    (in thousands)
STATEMENT OF OPERATIONS DATA
Revenue:
   DBS services..........................    $      219        $  16,452        $  74,910      $  139,933
   Lease and other.......................            36              944            1,014             640
                                            --------------- --------------- --------------- ---------------
Total revenue............................           255           17,396           75,924         140,573
Costs and Expenses:
   Costs of DBS services.................           130            9,304           45,291          88,690
   System operations.....................            26            3,796           11,021          19,733
   Sales and marketing...................            73            7,316           32,201          64,933
   General and administrative............         1,035            2,331            7,431          15,703
   Depreciation and amortization.........            97            7,300           23,166          35,963
                                            --------------- --------------- --------------- ---------------
Total costs and expenses.................         1,361           30,047          119,110         225,022
                                            --------------- --------------- --------------- ---------------
Operating loss...........................        (1,106)         (12,651)         (43,186)        (84,449)
Net interest expense.....................           (61)          (3,133)         (18,964)        (30,048)
Other non-operating expenses.............            --               --               --            (402)
                                            --------------- --------------- -------------------------------
Loss before extraordinary charge.........        (1,167)         (15,784)         (62,150)       (114,899)
Extraordinary charge on early
   retirement of debt....................            --               --           (2,577)         (2,935)
                                            --------------- --------------- --------------- ---------------
Net loss.................................     $  (1,167)      $  (15,784)      $  (64,727)     $ (117,834)
                                            =============== =============== =============== ===============


                                              INCEPTION
                                               THROUGH
                                             DECEMBER 31,              YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                 1996            1997            1998            1999
                                            --------------- --------------- --------------- ---------------
                                                                    (in thousands)
OTHER FINANCIAL DATA
EBITDA...................................       $(1,009)        $ (5,351)        $(20,020)      $ (48,332)
Net cash used in operating activities....          (790)          (3,099)         (36,588)        (61,096)
Net cash used in investing activities....        (3,231)        (120,729)        (159,921)        (12,232)
Net cash provided by financing
   activities............................         4,500          136,981          187,337          72,104
Capital expenditures.....................           105              998            3,317           3,452
Aggregate purchase price of
   acquisitions..........................         5,256          129,725          124,844          35,339

OPERATING DATA
Households at end of period..............        22,000        1,135,000        1,727,000       1,861,000
Subscribers acquired in acquisitions.....         3,000           65,300           54,900          18,300
Subscribers added in existing rural
   DIRECTV markets.......................           100           21,500           77,200         104,900
Subscribers at end of period.............         3,100           89,900          222,000         345,200
SAC per gross subscriber added...........          $290             $280             $320            $380
Penetration at end of period.............          14.1%             7.9%           12.9%           18.5%

                                                                     DECEMBER 31,
                                            ---------------------------------------------------------------
                                                 1996            1997            1998            1999
                                            --------------- --------------- --------------- ---------------
                                                                    (in thousands)
BALANCE SHEET DATA
Cash and cash equivalents................       $   479       $   13,632      $    4,460       $    3,236
Restricted cash:
   Current...............................            --               --          28,083           23,731
   Long-term.............................            --               --          23,534               --
Working capital..........................        (1,948)           3,827          15,204           (1,753)
Total assets.............................         6,383          156,236         328,071          296,016
Total debt...............................         4,450           69,113         278,204          257,283
Stockholder's equity (deficit)...........        (1,166)          70,449          15,922           (6,367)

--------------------

    Restricted cash represents the amount placed in escrow to fund the first four scheduled interest payments on our 12 3/8% senior subordinated notes due
2006. It also includes $5.3 million as of December 31, 1998 that was deposited with the administrative agent under our credit facility to fund a contingent reduction of availability under the term loan facility. This contingent reduction did not occur as a result of an amendment to our credit facility.

    EBITDA represents earnings before interest, taxes, depreciation and amortization, non-cash charges, extraordinary items and non-recurring charges.
EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income or loss as a measure of performance, or as a substitute for cash flow as a measure of liquidity. Nevertheless, we believe that EBITDA is a commonly recognized measure of performance in the communications industry and is the basis for many of our financial covenants. As a result, investors may use this data to analyze and compare other communications companies with us in terms of operating performance, leverage and liquidity. Further, we believe that EBITDA provides useful information regarding an entity's ability to incur and/or service debt. Changes in our EBITDA may indicate changes in our free cash flows available to incur and service debt and cover fixed charges. However, EBITDA is not intended to represent cash flows for the period and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. EBITDA, as we calculate it, is not necessarily comparable to similarly captioned amounts of other companies.

    SAC per gross subscriber added represents subscriber acquisition costs on a per gross new subscriber activation basis. This excludes acquired subscribers and does not net out disconnected subscribers.


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following is a discussion of our historical consolidated results of operations, liquidity and capital resources without giving effect to the pending merger with Pegasus. See "Business - General - Merger with Pegasus Communications Corporation." This discussion should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report.

OVERVIEW

Company History

    We are the second largest independent provider of DIRECTV programming in rural markets in the United States. As of December 31, 1999, we were the exclusive provider of DIRECTV programming services to approximately 345,200 subscribers in our rural markets.

    DIRECTV, a division of Hughes Electronics Corporation, is one of two direct broadcast satellite companies in the United States. Direct broadcast satellite providers deliver digital television programming and related services to subscribers via satellite. We provide DIRECTV programming services in rural markets in the United States as a non-voting affiliate of the National Rural Telecommunications Cooperative, commonly known as the NRTC. The NRTC is a cooperative organization whose members are engaged in the distribution of telecommunications and other services in rural America. Under a 1992 agreement with DIRECTV, as amended in 1994, the NRTC acquired exclusive rights for its members and affiliates to distribute DIRECTV programming services in approximately 250 rural markets in the United States, representing approximately
9.0 million households, or about 9% of total U.S. television households. Since our formation in June 1996, we have acquired the exclusive right to provide DIRECTV programming in 57 rural markets in 24 states serving approximately 1.9 million households and 141,500 subscribers. The aggregate purchase price for these acquisitions totaled approximately $298.5 million, or about $160 per household.

    We have sought to create a strong local presence in each of our markets and attempt to increase our subscriber base through increased penetration of our rural DIRECTV markets. Since inception, we have opened approximately 70 full service retail stores in our rural DIRECTV markets and operated 68 of these stores as of December 31, 1999. In addition, we have established dealer relationships with approximately 450 local retailers of direct broadcast satellite equipment.

    During 1999, we acquired ten rural DIRECTV markets. These markets included approximately 134,000 households and served approximately 18,300 subscribers as of the dates of acquisition. The aggregate purchase price for these acquisitions, including direct acquisition costs, approximated $35.3 million. Also during 1999, we acquired certain minority ownership interests in our rural DIRECTV markets for aggregate consideration of $3.4 million. As a result of our announced merger with Pegasus, we have suspended evaluation of future acquisition opportunities. To the extent we resume our acquisition activities, our pace of any future acquisitions may be slower than our historical experience due to, among other factors, a reduction in the number of attractive acquisition opportunities and capital constraints.

EBITDA

    EBITDA represents earnings before interest, taxes, depreciation and amortization, non-cash charges, extraordinary items and non-recurring charges. EBITDA is not a measure of performance under generally accepted accounting principles and should not be construed as a substitute for consolidated net income or loss as a measure of performance, or as a substitute for cash flow as a measure of liquidity. Nevertheless, we believe that EBITDA is a commonly recognized measure of performance in the communications industry. Many of our financial covenants are also based upon EBITDA. As a result, investors may use this data to analyze and compare other communications companies with us in terms of operating performance, leverage and liquidity. Further, we believe that EBITDA provides useful information regarding an entity's ability to incur and service debt. Changes in our EBITDA may indicate changes in our free cash flows available to incur and service debt and cover fixed charges. However, EBITDA is not intended to represent cash flows for the period and should not be considered in isolation or as a substitute for measures of performance determined in accordance with generally accepted accounting principles. EBITDA, as we calculate it, is not necessarily comparable to similarly captioned amounts of other companies.

    During the year ended December 31, 1999, we:

    o used net cash of $61.1 million in operating activities;
    o used net cash of $12.2 million in investing activities; and
    o provided net cash of $72.1 million from financing activities.

    During the year ended December 31, 1998 we:

    o used net cash of $36.6 million in operating activities;
    o used net cash of $159.9 million in investing activities; and
    o provided net cash of $187.4 million from financing activities.

    During the year ended December 31, 1997 we:

    o used net cash of $3.1 million in operating activities;
    o used net cash of $120.7 million in investing activities; and
    o provided net cash of $137.0 million from financing activities.

Churn

    Our rate of subscriber disconnect, or churn, has increased in recent periods on both an average monthly and last twelve months basis. During 1999, our average monthly churn approximated 1.8%, compared to 0.8% during 1998. For the twelve-month periods ended December 31, 1999 and 1998, our churn rate approximated 15.9% and 7.5%, respectively. Our increased churn rate has resulted from several factors, many of which are non-recurring and external in nature.

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

RESULTS OF OPERATIONS

    The following table presents some of the items from our consolidated statements of operations as a percentage of total revenue for the periods noted.

                                           INCEPTION TO                YEARS ENDED DECEMBER 31,
                                           DECEMBER 31,    -------------------------------------------------
                                               1996             1997            1998             1999
                                          ---------------- --------------- ---------------- ----------------
Revenue:
   DBS services........................         85.9 %           94.6 %          98.7 %           99.5%
   Lease and other.....................         14.1              5.4             1.3              0.5
                                          ---------------- --------------- ---------------- ----------------
Total revenue..........................        100.0            100.0           100.0            100.0
Costs and Expenses:
   Costs of DBS services...............         51.0             53.5            59.7             63.1
   System operations...................         10.2             21.8            14.5             14.0
   Sales and marketing.................         28.6             42.0            42.4             46.2
   General and administrative..........        405.9             13.4             9.8             11.2
   Depreciation and amortization.......         38.0             42.0            30.5             25.6
                                          ---------------- --------------- ---------------- ----------------
Total costs and expenses...............        533.7            172.7           156.9            160.1
                                          ---------------- --------------- ---------------- ----------------
Operating loss.........................       (433.7)           (72.7)          (56.9)           (60.1)
Net interest expense and other.........        (23.9)           (18.0)          (25.0)           (21.6)
                                          ---------------- --------------- ---------------- ----------------
Loss before extraordinary charge.......       (457.6)%          (90.7)%         (81.9)%          (81.7)%
                                          ================ =============== ================ ================

    Revenue. We earn revenue by providing DIRECTV programming services to subscribers within our rural DIRECTV markets. DBS services revenue includes any combination of various monthly program service plans, additional monthly premium channel program upgrades, seasonal sports programming packages, one-time event programming on a pay-per-view basis and miscellaneous fee revenue related to providing programming to subscribers. Lease and other revenue principally is comprised of revenue from the rental of DBS equipment to subscribers.

    Costs of DBS Services. Our largest cost of providing service to our subscribers is the wholesale cost of DIRECTV programming and related services. The principal components of programming costs include miscellaneous service fees and programming costs paid to the NRTC and a 5% royalty based on programming revenue paid to DIRECTV.

    System Operations. System operations expenses include costs of our national call center operations, field office operations and other subscriber service expenses. We expect that these expenses will increase to the extent we continue to make acquisitions and open additional, or expand existing, field offices. However, many of these costs are fixed in nature and we do not expect that these expenses will increase in direct proportion to revenue.

    Sales and Marketing. Sales and marketing expenses include advertising, promotional expenses, marketing personnel expenses, commissions paid to our employees and outside sales agents, net equipment and installation costs and other marketing overhead costs. We subsidize the cost to the consumer of DBS equipment and the cost of installation of DBS equipment. Equipment and installation revenues and related expenses are recognized upon the delivery and installation of DBS equipment. Net transaction costs associated with the sale and installation of DBS equipment are reported as a component of sales and marketing expenses in our statement of operations. We invest significantly to develop our sales and distribution systems and to acquire new subscribers. A large part of our sales and marketing expense is comprised of costs related to the addition of new subscribers. Although we anticipate continuing to incur these costs as we build our subscriber base, these costs are not expected to increase in direct proportion to revenue.

    General and Administrative. General and administrative expenses include corporate general office and administration expenses incurred primarily at our Kansas City corporate office. We expect that these expenses will increase as we grow and continue to expand our infrastructure. However, since many of these expenses are fixed in nature, general and administrative expenses are not expected to increase in direct proportion to increases in subscribers and revenue.

    Depreciation and Amortization. Depreciation and amortization includes amortization of intangible assets associated with acquisitions and depreciation of property and equipment.

    Income Taxes. We are subject to income taxation under Subchapter C of the Internal Revenue Code. To date, we have not recognized any income tax benefit for financial reporting purposes because we have incurred operating losses in all periods, and realization of future tax benefits is uncertain. As of December 31, 1999, we had net operating loss carryforwards for federal income tax purposes of approximately $166.5 million. These net operating loss carryforwards expire beginning in 2011.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

    Revenue. DBS services revenue for the year ended December 31, 1999 totaled $139.9 million, which represented an 87% increase as compared to the prior year. These higher revenues resulted from the increase in the number of subscribers to our DIRECTV service, offset somewhat by lower revenues per subscriber. The average number of subscribers in our rural DIRECTV markets during 1999 increased to approximately 285,400, compared to approximately 151,100 during 1998. Average monthly revenue per subscriber approximated $41.00 and $41.75 during those same periods. The decrease in revenue per subscriber resulted primarily from lower revenues from distant broadcast network services and lower sports programming revenues. Distant broadcast network services revenue decreased as a result of an agreement between DIRECTV and the National Association of Broadcasters. Pursuant to that agreement, provision of certain distant broadcast network services to a number of our subscribers was terminated during January and July 1999. The termination of these distant broadcast network services adversely impacted our revenues and contributed to our increased churn. We do not anticipate any further termination of these services to our existing subscribers as a result of federal legislation that was enacted in November 1999.

    Costs of DBS Services. Costs of DBS services increased $43.4 million, or 96%, during 1999 to $88.7 million. This increase resulted from the 89% increase in the average number of subscribers previously described, and from higher fees charged by DIRECTV for satellite and ground service operations. As a percentage of total revenue, the costs of DBS services increased to 63.1% during 1999, compared to 59.7% during 1998. This increase resulted from the higher fees charged by DIRECTV previously described.

    System Operations. System operations expenses totaled $19.7 million during the year ended December 31, 1999, an $8.7 million increase, or 79%, over 1998. These costs rose as a result of the increased number of field offices and related activity resulting from our acquisitions of rural DIRECTV markets, as well as from subscriber growth. As a percentage of total revenue, system operations expenses decreased to 14.0% during 1999, from 14.5% during 1998. This decrease in system operations expenses as a percentage of total revenues resulted primarily from scale economies realized from our larger subscriber base.

    Sales and Marketing. Sales and marketing expenses totaled $64.9 million during the year ended December 31, 1999, an increase of $32.7 million, or 102%, compared to the year ended December 31, 1998. Sales and marketing costs per new subscriber activation approximated $380 and $320 during the years ended December 31, 1999 and 1998, respectively. The increase in sales and marketing expenses resulted from:

    o an 82% increase in the number of new subscriber activations during 1999;
    o higher subscriber acquisition costs associated with our conversions of Primestar subscribers to our DIRECTV service;
    o increased equipment and installation subsidies provided to our subscribers; and
    o increased costs associated with free programming provided to new subscribers under certain DIRECTV national sales promotions.

    In April 1999, Hughes acquired Primestar's medium-power broadcast satellite business and high-powered DBS assets. Subsequent to Hughes' announcement of its proposed acquisition of Primestar, EchoStar Communications Corporation began to offer increased promotional and other incentives to Primestar customers, as well as to EchoStar retailers, to entice the conversion of Primestar subscribers to EchoStar's competing DBS service, the DISH Network. EchoStar is the second largest provider of DBS service in the United States. Consequently, beginning in February 1999 we increased our marketing efforts with respect to Primestar subscribers. Our increased Primestar conversion efforts include, among other things, an offer of free equipment and installation to current Primestar subscribers, as well as higher sales commission incentives to both our internal and external sales forces. Approximately 30% of our gross subscriber additions during 1999 were conversions of former Primestar subscribers. While we believe that opportunities continue to exist to convert additional Primestar subscribers to our DIRECTV programming service, we expect to accomplish such conversions at a slower rate in future periods. Consequently, while there can be no assurance, we anticipate that our subscriber acquisition costs per new subscriber activation will decrease in future periods.

    General and Administrative. During the year ended December 31, 1999, general and administrative expenses totaled $15.7 million, compared to $7.4 million during 1998. As a percentage of total revenue, general and administrative expenses increased to 11.2% during 1999, from 9.8% during 1998. These increases in general and administrative expenses resulted from the addition of administrative resources necessary to support our growth and increased bad debts expenses. Our bad debts expenses increased from $1.5 million, or 2.0% of total revenue, during 1998, to $4.1 million, or 2.9% of total revenue, during 1999. This increase in bad debts expense resulted from the increases in subscribers and revenues previously described, as well as from higher bad debts associated with former Primestar subscribers and subscribers attracted to our service during the first half of 1999 by DIRECTV's free programming promotions.

    EBITDA. EBITDA for the year ended December 31, 1999 totaled negative $48.3 million, compared to EBITDA of negative $20.0 million during the year ended December 31, 1998. This increase in negative EBITDA primarily resulted from the higher sales and marketing expenses and related new subscriber activations previously described.

    Depreciation and Amortization. Depreciation and amortization expenses increased $12.8 million to $36.0 million during the year ended December 31, 1999, compared to $23.2 million during the year ended December 31, 1998. This increase reflects the amortization of higher intangible asset balances resulting from our acquisitions of rural DIRECTV markets.

    Interest Expense. Interest expense totaled $32.4 million during the year ended December 31, 1999 and $20.5 million during 1998. This increase of $11.9 million resulted from higher outstanding debt balances and an increase in our weighted-average interest rate. Our weighted-average interest rate increased due to the issuance of our 12 3/8% senior subordinated notes due 2006 in July 1998.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

    Revenue. DBS services revenue for the year ended December 31, 1998 totaled $74.9 million, which represented a 355% increase as compared to the prior year. This increase was principally attributable to the increase in the number of subscribers. The average number of subscribers during 1998 increased to approximately 151,100, compared to approximately 33,200 during 1997. Average monthly revenue per subscriber approximated $41.75 and $43.75 during these same periods. The decrease in average monthly revenue per subscriber principally resulted from lower lease and other revenues during 1998.

    Costs of DBS Services. Costs of DBS services increased $36.0 million, or 387%, during 1998, to $45.3 million. This increase is consistent with the increase in the average number of subscribers. As a percentage of total revenue, the costs of DBS services increased to 59.7% during 1998, compared to 53.5% in 1997. This increase resulted largely from increased programming costs.

    System Operations. System operations costs totaled $11.0 million for the year ended December 31, 1998, a $7.2 million increase, or 190%, over 1997. These costs rose as a result of the increased number of field offices and related activity resulting from our continued acquisition of rural DIRECTV markets, as well as from subscriber growth. As a percentage of total revenue, system operations expenses declined to 14.5% for the year ended December 31, 1998, from 21.8% during the year ended December 31, 1997. The decrease in system operations expenses as a percentage of total revenues resulted from the increases in subscribers and revenues previously described.

    Sales and Marketing. Sales and marketing expenses totaled $32.2 million during the year ended December 31, 1998, an increase of $24.9 million compared to the previous year. This increase principally resulted from the 265% increase in new subscriber activations during 1998, as compared to 1997. Sales and marketing costs per new subscriber activation approximated $320 during the year ended December 31, 1998 and $280 during the year ended December 31, 1997.

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

    EBITDA. EBITDA for the year ended December 31, 1998 totaled negative $20.0 million, compared to EBITDA of negative $5.4 million during the same period in 1997. This increase in negative EBITDA principally resulted from the increases in sales and marketing activities and related new subscriber activations previously described.

    Depreciation and Amortization. Depreciation and amortization expenses increased $15.9 million to $23.2 million during the year ended December 31, 1998, compared to $7.3 million during the year ended December 31, 1997. This increase resulted from higher intangible assets balances, which resulted from our acquisition of additional rural DIRECTV markets.

    Interest Expense. Interest expense totaled $20.5 million during the year ended December 31, 1998, as compared to $3.2 million during 1997. This increase of $17.3 million primarily resulted from higher outstanding debt balances and, to a lesser degree, from an increase in weighted-average interest costs.

LIQUIDITY AND CAPITAL RESOURCES

    We have experienced net losses as well as negative EBITDA and cash flows from operations since our inception. These shortfalls are primarily the result of our rapid subscriber growth and acquisitions of rural DIRECTV markets. In particular, we have incurred significant sales and marketing expenses in our effort to rapidly build our subscriber base. Many of these expenses, which are expensed as incurred and include advertising and promotional expenses, sales commissions and DBS equipment and installation subsidies, are incurred at or before the time a new subscriber is activated. As a result, revenue attributable to new subscribers lags behind the expense incurred in acquiring them. The impact of this lag generally increases with the rate at which we add subscribers. We believe that our subscriber acquisition costs will continue to negatively affect our operating results for at least the next year as we continue to add new subscribers. However, as long as a subscriber remains in service, future operating results benefit from a recurring monthly revenue stream with minimal additional sales and marketing expense. Provided churn remains relatively low, we believe that our investment in building our subscriber base rapidly will enhance our cash flow and operating results in the longer term.

    Improvement in our results of operations is principally dependent upon our ability to cost effectively expand our subscriber base, control subscriber churn and effectively manage our operating and overhead costs. We plan to reduce our future operating and overhead costs by transitioning from a principally direct sales distribution model to a largely indirect, retail sales distribution model. Accordingly, during the year ending December 31, 2000 we plan, among other things, to:

    o close approximately 30 of our local sales offices;
    o reduce our corporate overhead expenses through headcount and other expense reductions; and
    o increase the number of third-party retailers of our direct broadcast satellite television service in our rural DIRECTV markets.

We estimate that we will incur aggregate, non-recurring costs of approximately $1.5 million in connection with these actions. These costs are expected to primarily consist of employee severance and lease termination costs.

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

    Historically, we also have utilized substantial capital to acquire rural DIRECTV markets. Our capital expenditures, inclusive of acquisitions of rural DIRECTV markets and related minority interests, totaled $40.2 million during 1999, $107.8 million during 1998 and $121.0 million during 1997. Net cash used in operations totaled $61.1 million in 1999, $36.6 million in 1998 and $3.1 million in 1997.

    To date, our acquisitions, subscriber growth and operations have been financed from borrowings under our bank credit facility, proceeds from the offering of our 12 3/8% Notes, proceeds from the offering of Golden Sky DBS's 13 1/2% Notes, proceeds from the issuance of Golden Sky Holding's capital stock, and to a lesser extent, the issuance of promissory notes to sellers of rural DIRECTV markets.

     During the year ended December 31, 1999, our net cash flows from financing activities totaled $72.1 million. This was comprised of:

    o a capital contribution by Golden Sky DBS of approximately $95.4 million;
    o net repayments of $15.0 million under our bank credit facility;
    o repayments of other debt totaling $8.8 million;
    o increased deferred financing costs of $869,000 resulting from the amendment of our bank credit facility; and
    o capital contributions of $1.4 million received from certain minority interest holders.

    In 1998, our net cash flows from financing activities of $187.3 million were comprised of:

    o net proceeds of $189.2 million from the offering of our 12 3/8% Notes;
    o net borrowings of $7.0 million under our bank credit facility;
    o deferred financing costs of $5.2 million resulting from the amendment of our bank credit facility and the offering of our 12 3/8% Notes; and
    o $3.7 million of repayments on other debt.

    In 1997, our net cash flows from financing activities of $137.0 million were comprised of:

    o $81.1 million from the issuance of preferred stock;
    o deferred financing costs of $3.3 million resulting from the execution of our bank credit facility; and
    o $59.2 million of net borrowings under our bank credit facility and other indebtedness.

Credit Facility

    We have a credit facility with a group of banks that provides for a $150.0 million line of credit to fund acquisitions and working capital requirements. Of this amount, $35.0 million is in the form of a term loan facility and $115.0 million is in the form of a revolving credit facility, including a letter of credit sub-limit of $40.0 million. As of December 31, 1999, we (1) had fully utilized the entire $35.0 million of term loan availability, (2) had borrowed $17.0 million under the revolving credit line, and (3) had utilized approximately $19.6 million of the letter of credit sub-facility. Availability under the revolving credit line depends upon satisfaction of various financial and operating covenants as well as minimum subscriber base requirements.

    The term loan amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. Availability of revolving loan borrowings decreases by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005. Borrowings under the credit facility bear interest at variable rates (approximately 10.0% as of December 31, 1999) calculated on a base rate, which is either the prime rate or LIBOR, plus an applicable margin, with reductions under some circumstances, based on leverage.

    As of September 30, 1999, we were not in compliance with certain of the restrictive covenants prescribed by our credit facility. During January 2000, we completed an amendment to the credit facility. The amendment, which was effective as of December 31, 1999, waived our third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. Pursuant to the amendment, we may borrow up to an additional $20.0 million under the credit facility prior to March 31, 2000. Any such incremental borrowings, which are secured by letters of credit provided by certain of Golden Sky Holdings' shareholders, must be repaid by March 31, 2000 from the proceeds of either a private or public equity offering. The required repayment date relative to these year 2000 incremental borrowings may be deferred until May 31, 2000 under certain conditions. Upon repayment of the incremental borrowings in March (or prior to May 31 if the repayment date is extended), we will have potential incremental borrowing capacity during the year ending December 31, 2000 equal to the lesser of the proceeds received from either a public or private equity offering or $20.0 million. Coincident with the amendment of the credit facility, Golden Sky Holdings entered into stock subscription agreements with certain of its shareholders for an aggregate of $20.0 million of its preferred stock. Also in January 2000, our credit facility was further amended to approve the change in ownership of Golden Sky that would result from the merger with Pegasus. As of December 31, 1999, we were in compliance with the credit facility's amended covenants.

12 3/8% Notes

    On July 31, 1998, we completed the sale of $195.0 million aggregate principal amount at maturity of our 12 3/8% Notes. Interest on the 12 3/8% Notes is payable in cash semi-annually on February 1 and August 1 of each year. The 12 3/8% Notes mature on August 1, 2006. The offering of these notes resulted in net proceeds of approximately $189.2 million after payment of underwriting discounts and other issuance costs. In the event the merger with Pegasus is consummated, we will be required to make an offer to the holders of the 12 3/8% Notes to purchase those notes for 101% of their principal amount plus accrued interest. If our offer for the 12 3/8% Notes is accepted by any of our note holders, and we are unable to purchase those notes, we may be in default of the terms of the 12 3/8% Notes Indenture. Pegasus has entered into a commitment letter with an investment bank under which that investment bank has agreed to purchase any and all 12 3/8% Notes tendered in response to our offer to purchase. This commitment is subject to the execution of definitive documentation and customary closing conditions. There can be no assurance that Pegasus will be able to agree on definitive documentation with the investment bank or make alternative arrangements if necessary.

13 1/2% Notes

    On February 19, 1999, Golden Sky DBS completed the sale of $193.1 million aggregate principal amount at maturity of its 13 1/2% Notes. Interest on these notes is payable in cash semi-annually on March 1 and September 1 of each year, with the first cash interest payment due on September 1, 2004. The 13 1/2% Notes mature on March 1, 2007. These notes were offered at a substantial discount and resulted in net proceeds of approximately $95.4 million, after the payment of underwriting discounts and other issuance costs aggregating approximately $4.7 million. In the event the merger with Pegasus is consummated, Golden Sky DBS will be required to make an offer to the holders of its 13 1/2% Notes to purchase those notes for 101% of their accreted value plus accrued interest. If Golden Sky DBS's offer for the 13 1/2% Notes is accepted by any of its note holders, and it is unable to purchase those notes, Golden Sky DBS may be in default of the terms of the 13 1/2% Notes Indenture. Pegasus has entered into a commitment letter with an investment bank under which that investment bank has agreed to purchase any and all 13 1/2% Notes tendered in response to Golden Sky DBS's offer to purchase. This commitment is subject to the execution of definitive documentation and customary closing conditions. There can be no assurance that Pegasus will be able to agree on definitive documentation with the investment bank or make alternative arrangements if necessary.

Future Capital Requirements

    Our future capital requirements will depend upon a number of factors, including the rate of our internal subscriber growth, the extent to which we complete additional acquisitions, if any, and our working capital needs necessary to accommodate such growth. We expect to continue to expand our marketing efforts in order to increase our subscriber penetration. As previously described, we subsidize a portion of the cost of DBS equipment and subscriber installations. The extent of our future subsidies of DBS equipment and installations may materially affect our liquidity and capital requirements. We also expect that continued investment in our administrative and computer systems will be necessary to support our increased size and continued internal growth. Excluding any costs associated with the acquisition of additional rural DIRECTV markets, we anticipate that our total capital expenditures, primarily related to expanding facilities and information systems for our corporate office, customer service operations and field offices, will not exceed $5.0 million during the year ending December 31, 2000.

    Our operating costs and working capital requirements are partly a function of our rights and obligations under our agreements with the NRTC and the NRTC's agreement with Hughes. The NRTC is currently in litigation with Hughes and its subsidiary DIRECTV over the scope and extent of certain of these rights. On January 10, 2000, we and Pegasus filed a lawsuit against DIRECTV and Hughes in the United States District Court, Central District of California. The action asserts various claims, including intentional interference with contractual relations and interference with prospective economic advantage, and seeks declaratory relief. The claims are based on DIRECTV's failure to provide the NRTC with certain premium programming, thereby preventing the NRTC from providing this premium programming to the class action members. The claims are also based on DIRECTV's position with respect to launch fees and other benefits it has received, contract term and rights of refusal. See "Business - Legal Proceedings." The outcome of this matter could have a material adverse effect on the scope and duration of our right to provide DIRECTV programming in our rural markets, our capital requirements and our costs of operations. Thus, if determined adversely, this matter could have a material adverse effect upon our business, financial condition and results of operations.

    During 1999, we acquired ten rural DIRECTV markets. These markets included approximately 134,000 households and served approximately 18,300 subscribers as of the dates of acquisition. The aggregate purchase price for these acquisitions, including direct acquisition costs, approximated $35.3 million. As noted above under "- Overview - Company History," we have suspended evaluation of future acquisition opportunities as a result of the pending merger with Pegasus. To the extent we resume our acquisition activities and identify attractive acquisition candidates in the future, we may require additional capital to complete such acquisitions.

    We are highly leveraged and, to the extent we are able to borrow additional funds under our credit facility or otherwise, our leverage will continue to increase. The approximately $9.8 million of seller notes payable outstanding at December 31, 1999 mature as follows: $2.9 million in 2000, $3.0 million in 2001, $2.9 million in 2002, and $1.0 million in 2003.

    Our ability to pay dividends and make other distributions and advances is subject to, among other things, the terms of our debt instruments and applicable law. Our credit facility and the indenture governing our 12 3/8% Notes contain restrictive covenants that limit our ability to pay dividends or make distributions to Golden Sky DBS, our direct parent company. We cannot assure you that we will be in compliance with these covenants at the time of a required interest payment on Golden Sky DBS's 13 1/2% Notes. We currently expect that it may be difficult for us to generate the requisite dividend capacity to enable Golden Sky DBS to make the initial cash interest payments on its 13 1/2% Notes. Our ability to generate sufficient dividend capacity under the indenture governing our 12 3/8% Notes to service Golden Sky DBS's 13 1/2% Notes and to comply with the financial and other covenants in our credit facility will depend upon the extent to which we pursue acquisitions, incur additional indebtedness, incur operating expenses, make capital expenditures and generate adequate subscriber revenue, among other things. To the extent these vary significantly from our current expectations, it is likely that we will not be able to make Golden Sky DBS's initial interest payments absent consents from our lenders and existing bondholders. Moreover, any significant adverse developments would likely preclude Golden Sky DBS from being able to access our cash flow for these initial interest payments.

    As of December 31, 1999, we had unrestricted cash on hand of approximately $3.2 million. While there can be no assurance, we believe we have sufficient cash and availability under our amended bank credit facility to finance our expected internal growth through at least December 31, 2000. There are a number of factors, some of which may be beyond our control or ability to predict, that could require us to raise additional capital. These factors include unexpected increases in operating costs and expenses, subscriber growth in excess of that currently expected, an increase in the cost of acquiring subscribers or possible acquisitions of additional rural DIRECTV markets. Additional financing also may be required to meet our debt service requirements. There can be no assurance that additional financing will be available on terms acceptable to us, or at all, and if available, that the proceeds of this financing would be sufficient to enable us to meet our debt service requirements or completely execute our business plan.

Year 2000 Readiness

    Many existing computer systems and applications currently use two-digit date fields to designate a particular year. Date sensitive systems and applications may recognize the year 2000 as 1900 or not at all. The inability to recognize or properly treat the year 2000 may cause computer systems and applications to incorrectly process critical financial and operational information. During 1999, we undertook an effort to identify and correct any potential year 2000 issues that may have existed with our information systems, suppliers and facilities. As of the date of this report, our business has not been affected by the year 2000 issue. We will continue to monitor the impact of the year 2000 issue on our business throughout the year ending December 31, 2000. There can be no assurance that the year 2000 issue will not adversely affect our business, financial condition or results of operations in future periods.

    The foregoing constitutes a year 2000 statement and readiness disclosure subject to the protections afforded it by the Year 2000 Information and Readiness Disclosure Act of 1998.

RECENT ACCOUNTING DEVELOPMENTS

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). As a result of the subsequent issuance of FAS No. 137, FAS No. 133 is now effective for fiscal years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, we have no derivative instruments or hedging arrangements. Accordingly, adoption of FAS No. 133 is not expected to have a material effect on our business, financial position or results of operations.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     As of December 31, 1999, we had $17.0 million of borrowings outstanding under the $115.0 million revolving loan commitment of our credit facility. Availability of revolving loan borrowings under the credit facility reduces by specified amounts quarterly from March 31, 2001 through maturity on September 30, 2005. Interest on revolving loan borrowings is calculated on a base rate, which is either the lenders' prime rate or LIBOR, plus an applicable margin.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of Golden Sky Systems, Inc. required by this item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding our executive officers and directors as of December 31, 1999.

            NAME                                                 AGE                       POSITION
  ------------------------------                                 ---     -----------------------------------------
  Rodney A. Weary........................................        49      Chairman of the Board, Chief Executive
                                                                            Officer and Director
  John R. Hager..........................................        38      Chief Financial Officer
  William J. Gerski......................................        47      Senior Vice President, Sales
                                                                         and Marketing
  Scott R. Brown.........................................        34      Vice President, Operations
  Gordon Smith...........................................        57      Vice President, Human Resources
  Jo Ellen Linn..........................................        38      Secretary and General Counsel
  Robert F. Benbow(1)....................................        63      Director
  William O. Charman.....................................        36      Director
  William P. Collatos(1).................................        45      Director
  William A. Johnston(1)(2)..............................        47      Director
  Robert B. Liepold(2)...................................        73      Director
  Erik M. Torgerson(2)...................................        34      Director

(1) Member of the Compensation Committee of the Board of Directors.

(2) Member of the Audit Committee of the Board of Directors.


BACKGROUND OF EXECUTIVE OFFICERS

    Rodney A. Weary. Mr. Weary founded Golden Sky Systems in June 1996 and has been its Chief Executive Officer since inception. Until 1995, he was President of Cable Video Enterprises Inc., which he formed in 1986 by acquiring traditional cable systems located in three states. From 1988 to December 1994, Mr. Weary was a co-founder, officer and director of Premiere Page, a paging company.

    John R. Hager. Mr. Hager has been our Chief Financial Officer since October 1998. Mr. Hager joined us in August 1998 as Vice President, Finance and Controller. From February 1997 until August 1998, Mr. Hager was Vice President-- Controller of EchoStar. He was the Controller of American Telecasting, Inc. from August 1993 until February 1997. Prior to joining American Telecasting in 1993, Mr. Hager was with Ernst & Young, where he was an Audit Senior Manager.

    William J. Gerski. Mr. Gerski has been our Senior Vice President, Sales and Marketing since July1999. Mr. Gerski joined us in May 1997 as our Vice President, Sales and Marketing. From May 1996 to April 1997, Mr. Gerski was Regional Director of Marketing and Sales at American Telecasting, Inc. From December 1995 to May 1996, Mr. Gerski was Vice President of Marketing and Sales of Bell Atlantic Video Services. From April 1990 through November 1995, Mr. Gerski was Corporate Director of Sales at Adelphia Cable Communications.

    Scott R. Brown. Mr. Brown has been our Vice President of Operations since February 1999. Mr. Brown held the position of Vice President of Fulfillment Operations with Primestar, Inc. from April 1998 to February 1999 and was the Vice President of Operations with TCI Satellite Entertainment, Inc. from November 1995 to March 1998. From May 1989 to November 1995 Mr. Brown held several positions with Tele-Communications, Inc, including General Manager of

TCI Cable of Westchester, General Manager of TCI Cablevision of Pinellas County, Business Manager of TCI Cablevision of Dade/Broward County, and Internal Auditor of TCI North Central Division.

    Gordon G. Smith. Mr. Smith has been our Vice President of Human Resources since May 1999. From 1998 to 1999, Mr. Smith was a Principal of Somerset Partners, a human resources consulting firm. From 1990 to 1998 Mr. Smith was Vice President of Human Resources, Health Care Services at Olsten Corporation.

    Jo Ellen Linn. Ms. Linn has been our Secretary and General Counsel since inception. From 1993 to 1996, Ms. Linn was General Counsel to Cable Video Management, Inc., a communications management company and the former Cable Video Enterprises, Inc., which owned and operated domestic cable television systems. Ms. Linn is licensed to practice law in Kansas and Texas.

BACKGROUND OF DIRECTORS

    Robert F. Benbow. Mr. Benbow has been a director since February 1997. He is a Vice President of Burr, Egan, Deleage & Co., a private venture capital firm, and a managing general partner of Alta Communications Inc. Prior to joining Burr, Egan Deleage & Co. in 1990, Mr. Benbow spent 22 years with the Bank of New England N.A., where he was Senior Vice President responsible for special industries lending in the areas of media, project finance and energy. Additionally, he serves as a director of Diginet Americas, Inc., a fixed wireless local loop service provider throughout South America; Advanced Telcom Group, Inc., a competitive local exchange carrier; and Preferred Networks, Inc., a public paging company.

    William O. Charman. Mr. Charman has been a director since March 1997. He has served as a Vice President of BancBoston Capital since 1995. From 1993 to 1995, Mr. Charman was a Director and team leader for Bank of Boston's Media & Communications Group in London.

    William P. Collatos. Mr. Collatos has been a director since March 1997. He is a managing general partner of Spectrum Equity Investors, a private equity investment firm focused on the communication services, networking infrastructure, electronic commerce and media industries, which he founded in 1993. He serves as a director of Galaxy Telecom, L.P., which owns, operates and develops cable television systems; ITXC Corp., a global provider of Internet-based voice, fax and voice-enabled services; and JazzTel, a competitive local exchange provider based in Madrid, Spain.

    William A. Johnston. Mr. Johnston has been a director since November 1997. He is a Managing Director of HarbourVest Partners, LLC and has served in a variety of capacities for HarbourVest Partners, LLC and its predecessor, Hancock Venture Partners, Inc., since 1983.

    Robert B. Liepold. Mr. Liepold has been a director since inception. Mr. Liepold has been President and Chief Executive Officer of KCWE-TV, an independent commercial television station operating in Kansas City, Missouri, since 1994. Since 1983, Mr. Liepold also has been a consultant to the telecommunications industry.

    Erik M. Torgerson. Mr. Torgerson has been a director since November 1997. He is a partner at Norwest Equity Partners. Prior to joining Norwest Equity Partners in 1993, Mr. Torgerson was with Arthur Anderson & Co.'s financial consulting and audit practice.

    Each of our Directors has been elected pursuant to the terms of the Stockholders' Agreement. See "Certain Relationships and Related Transactions -- Stockholders' Agreement."

    All directors are elected annually and hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Directors do not receive an annual retainer or meeting attendance fees. However, we reimburse non-management directors for expenses incurred in attending meetings of the Board of Directors.

ITEM 11.        EXECUTIVE COMPENSATION

    The following table sets forth certain compensation information for the fiscal years ended December 31, 1997, 1998 and 1999 as to the Chief Executive Officer and our four other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE
                                                                                 LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
                                                                            --------------------
                                                     ANNUAL COMPENSATION        SECURITIES
                                                 ----------------------------   UNDERLYING            ALL OTHER
NAME AND PRINCIPAL POSITION               YEAR      SALARY        BONUS       OPTIONS/SARS(#)     COMPENSATION ($)
---------------------------------------- ------------------------------------------------------- --------------------
Rodney A. Weary                           1999      $249,996    $  87,500           21,884             $5,600 (1)
   Chief Executive Officer, Chairman      1998       227,462       90,000           21,884              7,945 (1)
       of the Board of Directors          1997       198,818       50,000           21,884                 --

John R. Hager                             1999       166,851      65,800            10,000                 --
   Chief Financial Officer                1998        43,892       50,000           10,000                47,675 (2)

William J. Gerski                         1999       188,463       70,000           15,000                14,697 (3)
   Senior Vice President, Sales           1998       153,270       80,000           15,000                 --
     and Marketing                        1997        60,259       50,000           12,182                 --

Jo Ellen Linn                             1999       109,993       26,950            3,226                 --
    Secretary and General Counsel         1998        93,061       32,500            2,501                 --
                                          1997        80,926       25,000            2,501                 --

Scott R. Brown (4)                        1999       116,597       55,020            4,000                65,429 (2)
   Vice President, Operations

(1)      Represents compensation attributable to Mr. Weary's use of a company-owned vehicle.
(2)      Represents compensation related to a relocation allowance provided to the named executive officer.
(3)      Represents compensation attributable to a vehicle allowance provided to Mr. Gerski.
(4)      Mr. Brown's employment with us began as of February 1, 1999.


OPTION GRANTS

    The following table sets forth certain information concerning grants of stock options to the Named Executive Officers during the fiscal year ended December 31, 1999:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                                   -------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                                                  PERCENT OF                               VALUE AT ASSUMED ANNUAL
                                     NUMBER OF      TOTAL                                    RATES OF STOCK PRICE
                                    SECURITIES     OPTIONS/                                APPRECIATION FOR OPTION
                                    UNDERLYING   SARS GRANTED  EXERCISE OF                           TERM
                                    OPTION/SARS  TO EMPLOYEES   BASE PRICE   EXPIRATION   ---------------------------
NAME                                GRANTED (#) IN FISCAL YEAR   ($/SH)        DATE         5% ($)       10% ($)
--------------------------------- -------------- ------------- ----------- -------------- ------------- -------------
Rodney A. Weary........................   --          --            --           --            --            --
John R. Hager..........................   --          --            --           --            --            --
William J. Gerski......................   --          --            --           --            --            --
Jo Ellen Linn..........................  725        6.25%         $ 1.00      8/16/2009     $ 1,181       $ 1,881
Scott R. Brown.........................4,000        34.48%          1.00      2/1/2009        6,516        10,376


               OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                      SHARES                     UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                                     ACQUIRED ON   VALUE     OPTIONS AT FISCAL YEAR-END (#)  FISCAL YEAR-END ($) (1)
                                     EXERCISE     REALIZED   ------------------------------ -------------------------
NAME                                    (#)         ($)      EXERCISABLE      UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----------------------------------- ------------ ----------- -----------      ------------- ----------- -------------
Rodney A. Weary........................   --          --        7,294              4,864    $4,077,346    $2,718,976
John R. Hager..........................   --          --        4,444              5,556     2,484,196     3,105,804
William J. Gerski......................   --          --        6,252              3,334     3,494,868     1,863,706
Jo Ellen Linn..........................   --          --          894              1,221       499,746       682,539
Scott R. Brown.........................   --          --        1,222              2,778       683,098     1,552,902

 (1) Based on a value of $559.00 per share, which was the approximate fair value of the Golden Sky Holdings common stock on January 10, 2000, the date the merger agreement with Pegasus was executed, based upon the value on that date of the merger consideration to be received.


EMPLOYMENT AGREEMENTS

    In January 1997, we entered into non-competition agreements with Mr. Weary and Ms. Linn, the terms of which preclude each of them from competing with us during their respective periods of employment and for two years thereafter in any market in North America in which we operate or intend to operate.

    In February 1997, we entered into an employment agreement with Mr. Weary pursuant to which he agreed to serve as our President and Chief Executive Officer through February 2000. Such agreement may be extended according to its terms. Under the agreement, Mr. Weary is paid compensation in the amount of $200,000 per year, subject to adjustments, and is eligible to participate in our stock option plan. In the event that Mr. Weary's employment is terminated by the Company for any reason other than for "Cause" or by Mr. Weary for "Good Reason" following a "Change of Control," Mr. Weary shall be entitled to receive (i) continued payment of his annual salary as in effect as of the date of his termination, said payments to be made for the remainder of his Employment Period (as defined in the agreement) on the same periodic dates as would have been required had Mr. Weary not been terminated, (ii) continuation of Mr. Weary's group health plan benefits, and (iii) a lump sum payment equal to such portion of Mr. Weary's cash "Incentive Compensation" for the then-current fiscal year as shall be prorated for a partial year based on the period worked for the Company during such year and the satisfaction of any applicable objectives prior to the date of his termination.

    Also during 1997, we entered into substantially similar employment agreements with Ms. Linn and Mr. Gerski, pursuant to which each of them agreed to serve us in their present capacity through February 2000 for Ms. Linn and November 2000 for Mr. Gerski. These agreements may be extended according to their terms. Under the agreements, Ms. Linn is paid compensation in an amount not less than $82,500 per year, and Mr. Gerski is paid compensation in an amount not less than $100,000 per year. Each is also eligible to participate in our stock option plan. In the event that either agreement is terminated by the Company for any reason other than for "Cause" or by the employee for "Good Reason" following a "Change of Control," the employee shall be entitled to receive (i) continued payment of the employee's annual salary as in effect as of the date of termination, said payments to be made for a period of six months following the date of termination (or, in the event of a termination by the employee for "Good Reason," for a period of 12 months following the date of termination) on the same periodic dates as would have been required had the employee not been terminated, (ii) continuation of the employee's group health plan benefits, and (iii) a lump sum payment equal to such portion of the employee's cash "Incentive Compensation" for the then-current fiscal year as shall be prorated for a partial year based on the period worked for the Company during such year and the satisfaction of any applicable objectives prior to the date of termination. We also entered into a non-competition agreement with Mr. Gerski in November 1997. The terms of the non-competition agreement preclude Mr. Gerski from competing with us during the term of his employment and for a period of two years thereafter in any market in the United States in which we operate and require Mr. Gerski to maintain the confidentiality of our proprietary information during the period of his employment and thereafter.

    In August 1998, we entered into an employment agreement with Mr. Hager pursuant to which Mr. Hager agreed to serve us in his current capacity through August 2001. The employment agreement may be extended in accordance with its terms. Mr. Hager is paid compensation under the employment agreement in an amount not less than $120,000 per year and is eligible to participate in our stock option plan. In the event that the agreement is terminated by the Company for any reason other than for "Cause" or by Mr. Hager for "Good Reason" following a "Change of Control," Mr. Hager shall be entitled to receive (i) continued payment of his annual salary as in effect as of the date of termination, said payments to be made for a period of six months following the date of termination (or, in the event of a termination by Mr. Hager for "Good Reason," for a period of 12 months following the date of termination) on the same periodic dates as would have been required had he not been terminated, (ii) continuation of his group health plan benefits, and (iii) a lump sum payment equal to such portion of his cash "Incentive Compensation" for the then-current fiscal year as shall be prorated for a partial year based on the period worked for the Company during such year and the satisfaction of any applicable objectives prior to the date of his termination. We also entered into a non-competition agreement and a confidentiality and proprietary rights agreement with Mr. Hager in August 1998. The terms of the non-competition agreement preclude Mr. Hager from competing with us during the term of his employment and for two years thereafter in any market in the United States in which we operate or intend to operate. The confidentiality and proprietary rights agreement requires Mr. Hager to maintain the confidentiality of our proprietary information during the period of his employment and thereafter.

    In February 1999, we entered into an employment agreement with Mr. Brown pursuant to which Mr. Brown agreed to serve us in his current capacity through February 2002. The employment agreement may be extended in accordance with its terms. Mr. Brown is paid compensation under the employment agreement in an amount not less than $129,000 per year and is eligible to participate in our stock option plan. In the event that the agreement is terminated by the Company for any reason other than for "Cause" or by Mr. Brown for "Good Reason" following a "Change of Control," Mr. Brown shall be entitled to receive (i) continued payment of his annual salary as in effect as of the date of termination, said payments to be made for a period of six months following the date of termination on the same periodic dates as would have been required had he not been terminated, (ii) continuation of his group health plan benefits,
(iii) a lump sum payment equal to such portion of his cash "Incentive Compensation" for the then-current fiscal year as shall be prorated for a partial year based on the period worked for the Company during such year and the satisfaction of any applicable objectives prior to the date of his termination, and (iv) a release from certain obligations contained in Mr. Brown's non-competition agreement with the Company. We also entered into a non-competition agreement with Mr. Brown in February 1999. The terms of the non-competition agreement preclude Mr. Brown from competing with us during the term of his employment and for six months thereafter in any market in the United States in which we operate and require Mr. Brown to maintain the confidentiality of our proprietary information during the period of his employment and thereafter.

STOCK OPTION PLAN

    In July 1997, our board of directors adopted our Stock Option and Restricted Stock Purchase Plan to provide our employees, officers and directors with an opportunity to invest in our common stock and to advance the interests of Golden Sky Systems and its stockholders. Effective September 9, 1997, the plan was assumed by Golden Sky Holdings.

    The plan permits our board of directors to grant incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options within the meaning of Treasury Regulations
Section 1.83-7 and restricted stock awards to our officers, directors and employees. The maximum number of shares of our common stock that may be subject to options or awards granted under the plan may not exceed, in the aggregate, 85,218 shares. Shares of our common stock that are attributable to grants or awards that have expired or been terminated, cancelled or forfeited are available for issuance in connection with future grants or awards. The Compensation Committee of our Board of Directors administers the plan, makes grants and awards under the plan and establishes the terms and conditions of the grants and awards.

401(K) PLAN

    We maintain a 401(k) savings plan for our full-time employees, which permits employee contributions up to 15% of annual compensation to the plan on a pre-tax basis. In addition, we may make contributions on a discretionary basis as a percentage of each participating employee's annual compensation. We may also make additional discretionary contributions to this plan in any plan year up to the annual 401(k) plan contribution limits as defined in the Internal Revenue Code. This plan is administered by the Compensation Committee of our Board of Directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Benbow, Mr. Collatos and Mr. Johnston were the members of the Compensation Committee of the Board of Directors as of December 31, 1999. No member of the Compensation Committee was an officer or employee of Golden Sky or its subsidiaries during 1999, or an officer of Golden Sky or its subsidiaries at any time prior to 1999. During 1999, none of the Named Executive Officers served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of our Compensation Committee.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of our issued and outstanding capital stock is owned by Golden Sky DBS, and all of the issued and outstanding capital stock of Golden Sky DBS is owned by Golden Sky Holdings. The following table sets forth certain information as of December 31, 1999, regarding the ownership of Golden Sky Holdings' common stock; Series A Convertible Participating Preferred Stock, $.01 par value; Series B Convertible Participating Preferred Stock, $.01 par value; and Series C Senior Convertible Preferred Stock, $.01 par value, by (i) certain stockholders or groups of related stockholders who, individually or as a group, are the beneficial owners of 5% or more of any class of Golden Sky Holdings' capital stock and (ii) our executive officers and directors. Beneficial ownership percentages of Golden Sky Holdings' common stock presented below are significantly affected by the securities convertible into or exercisable for Golden Sky Holdings common stock held by each stockholder. Except as required by law or Golden Sky Holdings' Certificates of Designation, holders of Golden Sky Holdings' common stock are not entitled to vote as a separate class on matters presented for stockholder approval.

                                                             SHARES BENEFICIALLY OWNED
                                ------------------------------------------------------------------------------------
                                     SERIES A             SERIES B             SERIES C
                                  PREFERRED STOCK      PREFERRED STOCK     PREFERRED STOCK        COMMON STOCK       FULLY-
                                -------------------- -------------------- ------------------- ---------------------- DILUTED
                                              % OF                % OF                 % OF                 % OF      VOTING
NAME (1)                          SHARES     CLASS     SHARES     CLASS     SHARES    CLASS   SHARES (2)  CLASS (3)   POWER
------------------------------- ------------ ------- ----------- -------- ----------- ------- ----------- ---------- ---------
PRINCIPAL STOCKHOLDERS
  Alta Subordinated Debt
   Partners III, L.P. (4)...     55,532.00    13.3%  11,125.24      4.9%      --        --%    2,116.00       7.7%       8.9%
  Alta Communications VI,
  L.P. (4)..................     92,365.00    22.1   18,504.38      8.1       --        --     3,522.00      12.2       14.8
  Alta-Comm S By S, LLC (4).      2,103.00     *        421.84      *         --        --        81.00       *          *
  Spectrum Equity Investors
  L.P. (5)..................     50,000.00    12.0       --        --         --        --        12.00       *          6.5
  Spectrum Equity Investors II
  L.P. (5)..................    100,000.00    23.9       --        --         --        --        25.00       *         13.0
  BancBoston Ventures Inc. (6)   75,000.00    17.9   12,521.44      5.5       --        --        19.00       *         11.4
  Norwest Equity Partners VI,
  L.P. (7)..................         --       --     50,083.75     21.9       --        --        --         --          6.5
  Norwest Venture Partners
   VI, L.P. (7).............         --       --     25,041.87     11.0       --        --        --         --          3.3
  HarbourVest Partners
   V-Direct Fund L.P. (8)...         --       --     75,125.62     32.9       --        --        --         --          9.8
  Lion Investments Limited (9)       --       --      5,010.76      2.2       --        --        --         --          *
  Westpool Investment Trust
  plc (9)...................         --       --     15,031.27      6.6       --        --        --         --          2.0
  General Electric Capital
   Corporation (10).........         --       --     15,000.00      6.6       --        --        --         --          2.0
  Harold Poulson (11).......        100.00     -         --        --     21,350.76     37.0  21,450.76      45.7        2.8
  Jack S. Ramirez and Carol
   H. Ramirez (12)..........         --       --         --        --      7,873.10     13.6   7,873.10      26.2        1.0
  Joyce Travis, Trustee of
   the Travis Living Trust
   Dated the 5th day of
   March, 1998 (13).........         --       --         --        --      5,337.68      9.3   5,337.68      17.4        *
  James and Constance R.
   Hertz (14)...............         --       --         --        --      3,754.93      6.5   3,754.93      14.0        *
  Maxon R. and Kristina Davis
   (15).....................         --       --         --        --      3,385.89      5.9   3,385.89      11.8        *
  Louise A. Davis (16)......         --       --         --        --      3,308.68      5.7   3,308.68      11.5        *
  Jay and Marla Downen (17).         --       --         --        --      3,088.10      5.4   3,088.10      10.8        *
  Chris J. Downen (19)......         --       --         --        --      4,628.01      8.0   4,628.01      15.4        *






                                                             SHARES BENEFICIALLY OWNED
                                ------------------------------------------------------------------------------------
                                     SERIES A             SERIES B             SERIES C
                                  PREFERRED STOCK      PREFERRED STOCK     PREFERRED STOCK        COMMON STOCK        FULLY-
                                -------------------- -------------------- ------------------- ----------------------  DILUTED
                                              % OF                % OF                 % OF                 % OF      VOTING
NAME (1)                          SHARES     CLASS     SHARES     CLASS     SHARES    CLASS   SHARES (2)  CLASS (3)   POWER
------------------------------- ------------ ------- ----------- -------- ----------- ------- ----------- ---------- ---------

EXECUTIVE OFFICERS AND
DIRECTORS
  Rodney A. Weary (20) (21).     16,030.00     3.8       --        --         --        --    18,240.00      53.8        4.5
  John R. Hager (21) (22)...         --       --         --        --         --        --     5,000.00      16.4        *
  William J. Gerski (21) (23)        --       --         --        --         --        --    12,500.00      38.5        1.6
  Scott R. Brown (21) (31)..         --       --         --        --         --        --     1,444.00       5.4        *
  Gordon G. Smith (21) (32).         --       --         --        --         --        --       666.00       2.6        *
  Jo Ellen Linn (21) (24)...        430.00     *         --        --         --        --     2,184.00       8.3        *
  Robert F. Benbow (25).....    150,000.00    35.9   30,051.45     13.2       --        --     5,719.00      20.2       24.2
  William O. Charman (26)...     75,000.00    17.9   12,521.44      5.5       --        --        19.00       *         11.4
  William P. Collatos (27)..    150,000.00    35.9       --        --         --        --        37.00       *         19.5
  William A. Johnston (28)..         --       --     75,125.62     32.9       --        --        --         --          9.8
  Robert B. Liepold (21) (29)     1,000.00     *         --        --         --        --     3,009.00      11.2        *
  Erik M. Torgerson (30)....         --       --     75,125.62     32.9       --        --        --         --          9.8
  All executive officers and
   directors as a group
   (twelve persons).........    392,460.00    93.9   192,824.13    84.4       --        --    48,818.00     100.00      82.5

    *  Less than 1%

    (1) Except as otherwise noted below, the persons named in the table have sole voting power and investment power with respect to all shares set forth in the table.

    (2) Includes shares issuable upon exercise of warrants and options exercisable within 60 days of the date hereof, as well as shares of Golden Sky Holdings common stock issuable upon conversion of beneficially-owned shares of Series C Preferred Stock.

    (3) The percent of class beneficially owned by each listed holder of Golden
        Sky Holdings common stock appears unusually large, because there is a small number of shares of Golden Sky Holdings common stock outstanding relative to the number of shares of Golden Sky Holdings common stock owned and subject to options, warrants or conversion privileges held by such person.

    (4) The address is c/o Alta Communications, Inc., One Embarcadero Center,
        Suite 4050, San Francisco, California 94111, Attn: Robert Benbow. Alta
        Subordinated Debt Partners III, L.P. ("Alta Sub Debt III") is managed by
        Burr, Egan, Deleage & Co. Alta Communications VI, L.P. ("Alta VI") and
        Alta Comm S by S, LLC ("S by S") are managed by Alta Communications,
        Inc. The general partner of Alta Sub Debt III and the general partner of Alta VI exercise sole voting and investment powers with respect to the securities held by their respective funds. The general partners of Alta
        Subordinated Debt Management III, L.P., which is the general partner of Alta Sub Debt III, include Messrs. Craig Burr, William P. Egan, Brian
        McNeill, Robert Benbow, Timothy Dibble, Jean Deleage and Jonathan Flint and Ms. Eileen McCarthy. These general partners may be deemed to share voting and investment powers for the shares held by Alta Sub Debt III.
        The general partners of Alta Communications VI Management Partners,
        L.P., which is the general partner of Alta VI, include Messrs. William
        P. Egan, Brian McNeill, Robert Benbow, Timothy Dibble and David Retik and Ms. Eileen McCarthy. These general partners may be deemed to share voting and investment powers for the shares held by Alta VI. These general partners disclaim beneficial ownership of all such securities held by the funds except to the extent of their proportionate pecuniary interests in the shares. Some of the principals of Burr, Egan, Deleage &
        Co. and Alta Communications, Inc. (including some of the individuals identified above) are members of S by S, which invests alongside Alta
        VI. As members of S by S, they may be deemed to share voting and investment power for the shares held by S by S. These principals disclaim beneficial ownership of all such shares except to the extent of their proportionate pecuniary interest in the shares.

        Common stock ownership includes warrants to purchase 2,103, 3,499 and 80 shares of Common Stock owned by Alta Sub Debt III, Alta VI and S by S, respectively.


    (5) The address is One International Place, 29th Floor, Boston,
        Massachusetts 02110, Attn: William P. Collatos. The sole general partner of Spectrum Equity Investors, L.P. is Spectrum Equity Associates, L.P., a limited partnership whose general partners are Messrs. Brion B.
        Applegate and William P. Collatos. The sole general partner of Spectrum
        Equity Investors II, L.P. is Spectrum Equity Associates II, L.P., a limited partnership whose general partners are Messrs. Brion B.
        Applegate, William P. Collatos and Kevin J. Maroni. Messrs. Applegate and Collatos may be deemed to share beneficial ownership of the shares owned by Spectrum Equity Investors, L.P., and Messrs. Applegate,
        Collatos and Maroni may be deemed to share beneficial ownership of the shares owned by Spectrum Equity Investors II, L.P. These individuals disclaim beneficial ownership of all of these shares except to the extent of their respective pecuniary interests in the shares.

    (6) The address is 175 Federal Street, 10th Floor, Boston, Massachusetts
        02110, Attn: William O. Charman. The shares of Series A Preferred Stock and Series B Preferred Stock beneficially owned by BancBoston Ventures
        Inc. are controlled by its President, Frederick M. Fritz, and by its Managing Director, Sanford Anstey, and by William O. Charman, who is a director of our company.

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

    (8) The address is c/o HarbourVest Partners, LLC, One Financial Center, 44th
        Floor, Boston, Massachusetts 02111, Attn: William A. Johnston. The sole general partner of HarbourVest Partners V-- Direct Fund L.P.
        ("HarbourVest V") is a limited liability company whose managing member is HarbourVest Partners, LLC. The managing directors of HarbourVest
        Partners, LLC are Messrs. George Anson, John M. Begg, Philip M. Bilden,
        Theodore A. Clark, Kevin S. Delbridge, William A. Johnston, Edward W.
        Kane, Frederick C. Maynard, Ofer Nernirovsky, Robert M. Wadsworth and D.
        Brooks Zug, and Ms. Martha D. Vorlicek. These individuals may be deemed to share beneficial ownership of the shares held by HarbourVest V, and disclaim beneficial ownership of all of these shares except to the extent of their respective pecuniary interest in the shares.

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

   (16) The address is 242 East 87th Street, Apt. 1K, New York, New York 10128.

   (17) The address is 511 Fortress Circle, Leesburg, Virginia 21075.



   (18) The address is 2105 Noble Avenue, Springfield, Illinois 62704.

   (19) The address is 1617 Outer Park, Springfield, Illinois 62704.

   (20) 16,030 shares of Series A Preferred Stock and 4 shares of Golden Sky
        Holdings common stock are held by the Rodney A. Weary Revocable Trust
        Dated 10/25/95 and may be deemed to be beneficially owned by Mr. Weary.
        In addition, Mr. Weary owns 9,726 shares of Golden Sky Holdings common stock, and through our stock option plan, Mr. Weary has the right to acquire 8,510 shares of Golden Sky Holdings common stock pursuant to options exercisable within 60 days.

   (21) The address is c/o Golden Sky Systems, Inc., 4700 Belleview Avenue,
        Suite 300, Kansas City, Missouri 64112.

   (22) Through our stock option plan, Mr. Hager has the right to acquire 5,000 shares of Golden Sky Holdings common stock pursuant to options exercisable within 60 days.

   (23) Mr. Gerski beneficially owns 5,414 shares of common stock. In addition, through our stock option plan, Mr. Gerski has the right to acquire 7,086 shares of Golden Sky Holdings common stock pursuant to options exercisable within 60 days.

   (24) Ms. Linn beneficially owns 430 shares of Series A Preferred Stock and
        1,111 shares of Golden Sky Holdings common stock. In addition, through our stock option plan, Ms. Linn has the right to acquire 973 shares of Golden Sky Holdings common stock pursuant to options exercisable within 60 days.

   (25) The address is c/o Alta Communications, Inc., One Embarcadero Center,
        Suite 4050, San Francisco, California 94111. The shares are held of record by Alta Subordinated Debt Partners III, L.P., Alta Communications
        VI, L.P. and Alta-Comm S By S, LLC. Mr. Benbow is a general partner of the respective general partners of Alta Subordinated Debt Partners III, L.P. and Alta Communications VI, L.P. As a general partner, he may be deemed to share voting and investment power with respect to the shares held by the funds. Mr. Benbow disclaims beneficial ownership of the shares held by these funds except to the extent of his proportionate pecuniary interest therein. Mr. Benbow also disclaims beneficial ownership of all shares held by Alta Comm S by S, LLC, of which he is not a member.

   (26) The address is c/o BancBoston Ventures, Inc., 175 Federal Street, 10th
        Floor, Boston, Massachusetts 02110. The shares are held of record by BancBoston Ventures Inc., which may be deemed to be beneficially owned by Mr. Charman.

    (27) The address is c/o Spectrum Equity Investors, One International Place,
        29th Floor, Boston, Massachusetts 02110. The shares are held of record by Spectrum Equity Investors L.P. and Spectrum Equity Investors II L.P., which may be deemed to be beneficially owned by Mr. Collatos.

   (28) The address is c/o HarbourVest Partners, LLC, One Financial Center, 44th
        Floor, Boston, Massachusetts 02111. The shares are held of record by HarbourVest Partners V-Direct Fund L.P., which may be deemed to be beneficially owned by Mr. Johnston.

   (29) Mr. Liepold beneficially owns 1,000 shares of Series A Preferred Stock and 1,425 shares of Golden Sky Holdings common stock. In addition, through our stock option plan, Mr. Liepold has the right to acquire 609 shares of Golden Sky Holdings common stock pursuant to options exercisable within 60 days.

   (30) The address is c/o Norwest Equity Partners, 2800 Piper Jaffray Tower,
        222 South Ninth Street, Minneapolis, Minnesota 55402-3388. The shares are held of record by Norwest Equity Partners VI, LP, which may be deemed to be beneficially owned by Mr. Torgerson.

   (31) Through our stock option plan, Mr. Brown has the right to acquire 1,222 shares of Golden Sky Holdings common stock pursuant to options exercisable within 60 days.



   (32) Through the stock option plan, Mr. Smith has the right to acquire 666 shares of Golden Sky Holdings common stock pursuant to options exercisable within 60 days.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSFER OF GOLDEN SKY SYSTEMS' CAPITAL STOCK

    On February 19, 1999, Golden Sky Holdings transferred all of Golden Sky Systems' outstanding capital stock (together with $100 in cash) to Golden Sky DBS in exchange for 100 shares of common stock, $.01 par value, of Golden Sky DBS.

CONSULTING ARRANGEMENT WITH ROBERT B. LIEPOLD

    Golden Sky Systems has an oral consulting agreement with Robert B. Liepold, a director of Golden Sky Systems, to provide expertise on an "as needed" basis. Golden Sky Systems paid to Mr. Liepold an aggregate of $84,000 in 1999 in connection with these services.

PAYMENTS TO AFFILIATES OF RODNEY A. WEARY

    Golden Sky Systems utilizes the air transportation services of a company owned by Rodney A. Weary, Golden Sky Systems' Chief Executive Officer. Golden Sky Systems paid approximately $300,000 to this entity in 1999 in connection with these services.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

                  (1) Financial Statements

                                                                            PAGE
                                                                            ----

               Independent Auditors' Report .................................F-2
               Consolidated Balance Sheets as of December 31, 1998 and 1999..F-3 Consolidated Statements of Operations for the years ended
                 December 31, 1997, 1998 and 1999............................F-4
               Consolidated Statements of Stockholder's Equity (Deficit) for
                   the years ended December 31, 1997, 1998 and 1999..........F-5
               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1997, 1998 and 1999............................F-6
               Notes to Consolidated Financial Statements....................F-7

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

                      10.6 Employment Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and Rodney A. Weary. (Exhibit 10.6 to Registration Statement on Form S-4 No. 333-64367)*

                      10.7 Non-Competition Agreement between Golden Sky Systems, Inc., and Rodney A. Weary. (Exhibit 10.11 to Registration Statement on Form S-4 No. 333-64367)*

                      10.8 Employment Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and Jo Ellen Linn. (Exhibit 10.7 to Registration Statement on Form S-4 No. 333-64367)*

                      10.9 Non-Competition Agreement between Golden Sky Systems, Inc. and Jo Ellen Linn. (Exhibit 10.12 to Registration Statement on Form S-4 No. 333-64367)*

                      10.10 Employment Agreement, dated as of November 3, 1997, between Golden Sky Systems, Inc. and William J. Gerski. (Exhibit 10.8 to Registration Statement on Form S-4 No. 333-64367)*

                      10.11 Employment Agreement, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.10 to Registration Statement on Form S-4 No. 333-64367)*

                      10.12 Non-Competition Agreement, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.13 to Registration Statement on Form S-4 No. 333-64367)*

                      10.13 Confidentiality and Proprietary Rights Agreements, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.15 to Registration Statement on Form S-4 No. 333-64367)*

                      10.14 Form of Director Indemnification Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and each of the members of its Board of Directors. (Exhibit 10.14 to Registration Statement on Form S-4 No. 333-64367)

                      10.15 Exchange Agency Agreement, dated as of November 24, 1998, between Golden Sky Systems, Inc. and State Street Bank and Trust Company of Missouri, N.A., as exchange agent. (Exhibit 10.16 to Registration Statement on Form S-4 No. 333-64367)

                      10.16 Office Building Lease, dated January 27, 1999, between Belletower Partners, L.L.C. and Golden Sky Systems, Inc. (Exhibit 10.18 to Registration Statement on Form S-4 No. 333-64367)

                      10.17 Amendment and Waiver, dated as of June 14, 1999, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent. (Exhibit 10.24 to Registration Statement on Form S-4 No. 333-76413)

                      10.18 Employment Agreement, dated as of February 1, 1999, between Golden Sky Systems, Inc. and Scott R. Brown.* **

                      10.19 Noncompetition Agreement, dated as of February 1, 1999, between Golden Sky Systems, Inc. and Scott R. Brown.* **

                      10.20 Noncompetition Agreement, dated as of November 3, 1997, between Golden Sky Systems, Inc. and William
                             J. Gerski.* **

                      10.21 Stock and Warrant Purchase Agreement, dated as of January 4, 2000, by and among Golden Sky Holdings, Inc. and the investors identified therein.**

                      10.22 Agreement and Plan of Merger, dated as of January 10, 2000, among Pegasus Communications Corporation and certain of its shareholders, Pegasus GSS Merger Sub, Inc., Golden Sky Holdings, Inc. and certain of its shareholders. (Exhibit 2.1 to Registration Statement on Form S-4 No. 333-31080)

                      10.23 Second Amendment, Consent and Waiver, dated as of January 4, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent.**

                      10.24 Third Amendment, Consent and Waiver, dated as of January 20, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent.**

                      21.1   Subsidiaries of Golden Sky Systems, Inc. (Exhibit
                             21.1 to Registration Statement on Form S-4 No. 333-64367)

                      24.1 Powers of Attorney of the members of the Board of Directors of Golden Sky Systems, Inc. (Included in the signature pages of this report)**

                      27.1   Financial Data Schedule. **

                      99.1 Stock Purchase Agreement, dated as of February 12, 1997, among Golden Sky Systems, Inc., Rodney A. Weary and the investors named therein. (Exhibit
                             99.3 to Registration Statement on Form S-4 No. 333-64367)

                      99.2 Stock Purchase Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Rodney A. Weary, and the investors named therein. (Exhibit 99.4 to Registration Statement on Form S-4 No. 333-64367)

                      99.3 Stockholders Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc. and the investors and other stockholders named therein. (Exhibit 99.5 to Registration Statement on Form S-4 No. 333-64367)

          -------------
          * Management contract or compensatory plan or arrangement. ** Filed herewith.

         (b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1999. On January 18, 2000, we filed a Form 8-K reporting, under Item 5, that Golden Sky Holdings, Inc. had entered into a definitive merger agreement with Pegasus Communications Corporation.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GOLDEN SKY SYSTEMS, INC.

                                             By: /s/ John R. Hager
                                                John R. Hager
                                                Chief Financial Officer

Date:  March 20, 2000

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


Signature                                            Title                                   Date
---------                                            -----                                   ----
 /s/ RODNEY A. WEARY                        Chairman of the Board,                      March 20, 2000
-------------------------------------          Chief Executive Officer
    Rodney A. Weary                            and Director (Principal
                                               Executive Officer)

 /s/ JOHN R. HAGER                          Chief Financial Officer                     March 20, 2000
------------------------------------------     (Principal Financial and
    John R. Hager                              Accounting Officer)

/s/ ROBERT F. BENBOW                        Director                                    March 20, 2000
------------------------------------
    Robert F. Benbow

 /s/ WILLIAM O. CHARMAN                     Director                                    March 20, 2000
----------------------------------
    William O. Charman

 /s/ WILLIAM P. COLLATOS                    Director                                    March 20, 2000
-----------------------------------
    William P. Collatos

 /s/ WILLIAM A. JOHNSTON                    Director                                    March 20, 2000
----------------------------------
    William A. Johnston

 /s/ ROBERT B. LIEPOLD                      Director                                    March 20, 2000
--------------------------------------
    Robert B. Liepold

 /s/ ERIK M. TORGERSON                      Director                                    March 20, 2000
------------------------------------
    Erik M. Torgerson


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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS
   Independent Auditors' Report..............................................F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1999..............F-3
   Consolidated Statements of Operations for the years ended
      December 31, 1997, 1998 and 1999.......................................F-4
   Consolidated  Statements of  Stockholder's  Equity  (Deficit) for the
     years ended  December 31, 1997, 1998 and 1999 ..........................F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1998 and 1999.......................................F-6
   Notes to Consolidated Financial Statements................................F-7

                          INDEPENDENT AUDITORS' REPORT


     Board of Directors and Investors
     Golden Sky Systems, Inc.:


     We have audited the accompanying consolidated balance sheets of Golden Sky Systems, Inc. as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Sky Systems, Inc. as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


     KPMG LLP
     February 14, 2000
     Kansas City, Missouri

                            GOLDEN SKY SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      DECEMBER 31,
                                                                     -----------------------------------------------
                                                                             1998                      1999
                                                                     ---------------------     ---------------------

ASSETS
Current assets:
   Cash and cash equivalents......................................       $    4,460                $    3,236
   Restricted cash, current portion...............................           28,083                    23,731
   Subscriber receivables (net of allowance for uncollectible
     accounts of $293 and $973, respectively).....................            8,632                    12,333
   Other receivables..............................................            2,465                     1,599
   Inventory......................................................           10,146                     3,108
   Prepaid expenses and other.....................................            1,859                     1,652
                                                                     ---------------------     ---------------------
Total current assets..............................................           55,645                    45,659
Restricted cash, net of current portion...........................           23,534                        --
Property and equipment (net of accumulated depreciation of
   $3,214 and $5,918, respectively)...............................            4,994                     5,853
Intangible assets, net............................................          233,139                   236,926
Deferred financing costs .........................................           10,541                     7,318
Other assets......................................................              218                       260
                                                                     ---------------------     ---------------------
     Total assets.................................................        $ 328,071                 $ 296,016
                                                                     =====================     =====================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable.........................................       $   13,539                $   22,893
   Interest payable...............................................           11,009                    11,659
   Current maturities of long-term obligations....................            8,916                     3,248
   Unearned revenue...............................................            5,574                     8,669
   Accrued payroll and other......................................            1,403                       943
                                                                     ---------------------     ---------------------
Total current liabilities.........................................           40,441                    47,412
Long-term obligations, net of current maturities:
   12 3/8%  Notes.................................................          195,000                   195,000
   Bank debt......................................................           67,000                    52,000
   Seller notes payable...........................................            6,912                     6,932
   Other notes payable and obligations under capital leases.......              376                       103
   Minority interest..............................................            2,420                       936
                                                                     ---------------------     ---------------------
Total long-term obligations, net of current maturities............          271,708                   254,971
                                                                     ---------------------     ---------------------
Total liabilities.................................................          312,149                   302,383

Commitments and contingencies

Stockholder's Equity (Deficit):
   Common Stock, par value $.01; 1,000 shares authorized,
     issued and outstanding.......................................               --                        --
   Additional paid-in capital.....................................           97,600                   193,145
   Accumulated deficit............................................          (81,678)                 (199,512)
                                                                     ---------------------     ---------------------
Total stockholder's equity (deficit)..............................           15,922                    (6,367)
                                                                     ---------------------     ---------------------
     Total liabilities and stockholder's equity (deficit).........        $ 328,071                 $ 296,016
                                                                     =====================     =====================

          See accompanying Notes to Consolidated Financial Statements.

                            GOLDEN SKY SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                                            YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                     1997             1998              1999
                                                               ----------------------------------------------------

Revenue:
   DBS services........................................            $ 16,452          $ 74,910        $ 139,933
   Lease and other.....................................                 944             1,014              640
                                                               ----------------------------------------------------
Total revenue..........................................              17,396            75,924          140,573

Costs and expenses:
   Costs of DBS services...............................               9,304            45,291           88,690
   System operations...................................               3,796            11,021           19,733
   Sales and marketing.................................               7,316            32,201           64,933
   General and administrative..........................               2,331             7,431           15,703
   Depreciation and amortization.......................               7,300            23,166           35,963
                                                               ----------------------------------------------------
Total costs and expenses...............................              30,047           119,110          225,022
                                                               ----------------------------------------------------

Operating loss.........................................             (12,651)          (43,186)         (84,449)

Non-operating items:
   Interest and investment income......................                  40             1,573            2,393
   Interest expense....................................              (3,173)          (20,537)         (32,441)
   Other non-operating expenses .......................                  --                --             (402)
                                                               ----------------------------------------------------
Total non-operating items..............................              (3,133)          (18,964)         (30,450)
                                                               ----------------------------------------------------

Loss before income taxes...............................             (15,784)          (62,150)        (114,899)
Income taxes...........................................                  --                --               --
                                                               ----------------------------------------------------

Loss before extraordinary charge.......................             (15,784)          (62,150)        (114,899)
Extraordinary charge on early retirement of debt.......                  --            (2,577)          (2,935)
                                                               ----------------------------------------------------

Net loss...............................................           $  (15,784)       $ (64,727)      $ (117,834)
                                                               ====================================================

          See accompanying Notes to Consolidated Financial Statements.

                            GOLDEN SKY SYSTEMS, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN THOUSANDS)

                                                                                        ADDITIONAL
                                                                        COMMON           PAID-IN        ACCUMULATED
                                                                        STOCK            CAPITAL          DEFICIT           TOTAL
                                                                     -------------     -------------    -------------    -----------
        Balance at December 31, 1996................................. $    --             $     1       $  (1,167)       $  (1,166)

        Cancellation of originally issued Golden Sky Systems,
          Inc. Common Stock..........................................      --                  (1)             --               (1)
        Contribution from Golden Sky Holdings, Inc...................      --              87,400              --           87,400
        Net loss.....................................................      --                  --         (15,784)         (15,784)
                                                                     -------------     -------------    -------------    -----------
        Balance at December 31, 1997.................................      --              87,400         (16,951)          70,449

        Contribution from Golden Sky Holdings, inc...................      --              10,200              --           10,200
        Net loss.....................................................      --                  --         (64,727)         (64,727)
                                                                     -------------     -------------    -------------    -----------
        Balance at December 31, 1998.................................      --              97,600         (81,678)          15,922

        Deferred compensation pursuant to issuance of Golden Sky
          Holdings, Inc. common stock options .......................      --                 154              --              154
        Contribution from Golden Sky DBS, Inc........................      --              95,391              --           95,391
        Net loss.....................................................      --                  --        (117,834)        (117,834)
                                                                     -------------     -------------    -------------    -----------
        Balance at December 31, 1999................................. $    --          $   193,145      $(199,512)         $(6,367)
                                                                     =============     =============    =============    ===========
          See accompanying Notes to Consolidated Financial Statements.

                            GOLDEN SKY SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                                               YEARS ENDED DECEMBER 31,
                                                               ---------------------------------------------------------
                                                                    1997                1998                 1999
                                                               ---------------     ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................     $ (15,784)          $ (64,727)         $ (117,834)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization............................         7,300              23,166              35,963
   Amortization of debt discount, deferred financing
     costs and other........................................           215                 977               1,126
   Deferred compensation pursuant to issuance of Common
     Stock options..........................................            --                  --                 154
   Extraordinary charge on early retirement of debt.........            --               2,577               2,935
   Change in operating assets and liabilities, net of
     acquisitions:
     Subscriber receivables, net of unearned revenue........        (2,501)             (1,757)               (541)
     Other receivables......................................          (161)             (2,130)              1,188
     Inventory..............................................        (1,604)             (8,049)              7,038
     Prepaid expenses and other.............................          (203)             (1,228)                207
     Trade accounts payable.................................         7,515               5,068               9,354
     Interest payable.......................................           733              10,223                 650
     Accrued payroll and other..............................         1,391                (708)             (1,336)
                                                               ---------------     ----------------    -----------------
Net cash used in operating activities.......................        (3,099)            (36,588)            (61,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets.......................      (120,051)           (104,487)            (35,339)
Purchases of minority interests.............................            --                  --              (1,439)
Proceeds from interest escrow account ......................            --             (51,617)             24,224
Release of amounts reserved for contingent reduction of
   bank debt................................................            --                  --               5,449
Investment earnings placed in escrow .......................            --                  --              (1,787)
Purchases of property and equipment.........................          (998)             (3,317)             (3,452)
Other.......................................................           320                (500)                112
                                                               ---------------     ----------------    -----------------
Net cash used in investing activities.......................      (120,729)           (159,921)            (12,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A preferred stock .........        34,289                  --                  --
Contribution from Golden Sky Holdings, Inc .................        46,800                  --                  --
Net proceeds from issuance of 12 3/8% Notes.................            --             189,150                  --
Contribution from Golden Sky DBS, Inc. .....................            --                  --              95,391
Borrowings on bank debt.....................................        75,000              90,000              38,000
Principal payments on bank debt.............................       (15,000)            (83,000)            (53,000)
Proceeds from issuance of notes payable.....................         2,115                  --                  --
Principal payments on notes payable and obligations under
   capital leases...........................................        (2,902)             (3,675)             (8,846)
Increase in deferred financing costs........................        (3,321)             (5,138)               (869)
Capital contribution from minority partner .................            --                  --               1,428
                                                               ---------------     ----------------    -----------------
Net cash provided by financing activities...................       136,981             187,337              72,104
                                                               ---------------     ----------------    -----------------

   Net increase (decrease) in cash and cash equivalents.....        13,153              (9,172)             (1,224)
   Cash and cash equivalents, beginning of period...........           479              13,632               4,460
                                                               ---------------     ----------------    -----------------
   Cash and cash equivalents, end of period.................    $   13,632           $   4,460           $   3,236
                                                               ===============     ================    =================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest .....................................     $   2,225           $   9,337          $   30,014
Property and equipment acquired under capitalized lease                554                 609                  78
   obligations..............................................
Retirement of Credit Agreement from borrowings under the
   Credit Facility..........................................            --              88,000                  --
Issuance of seller notes payable in acquisitions............         8,600              10,157                  --
Conversion of notes payable and subscriptions to Series A
   preferred stock .........................................         6,311                  --                  --
Issuance of note payable in purchase of minority interest...            --                  --               2,925
Series C preferred stock issued in acquisition..............            --              10,200                  --

          See accompanying Notes to Consolidated Financial Statements.

                            GOLDEN SKY SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

Principal Business

    Golden Sky Systems, Inc. ("Systems," and together with its subsidiaries "Golden Sky") is the second largest independent provider of DIRECTV subscription television services. DIRECTV is the leading direct broadcast satellite ("DBS") company serving the continental United States. Systems, a Delaware corporation formed on June 25, 1996 ("Inception"), is a non-voting affiliate of the National Rural Telecommunications Cooperative (the "NRTC"). The NRTC has contracted with Hughes Communications Galaxy, Inc. ("Hughes") for the exclusive right to distribute DIRECTV programming to homes in certain rural territories of the United States ("Rural DIRECTV Markets"). As of December 31, 1999, Systems had acquired 57 Rural DIRECTV Markets in 24 states with approximately 1.9 million households. As of that same date, Systems served approximately 345,200 subscribers.

Organization and Legal Structure

    Until February 1999, Systems was a wholly-owned subsidiary of Golden Sky Holdings, Inc. ("Holdings"). Holdings is a Delaware corporation formed on September 9, 1997 for the purpose of holding all the common and preferred stock of Systems. Upon the formation of Holdings, Systems issued 1,000 shares of its common stock to Holdings and all the shareholders of the then outstanding preferred stock of Systems were issued equivalent shares of Holdings stock with identical features to Systems' preferred stock (the "Exchange"). The Exchange was accounted for as a reorganization of entities under common control and the historical cost basis of consolidated assets and liabilities was not affected by the transaction. Holdings has no significant assets or liabilities other than its investment in Systems.

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

Pegasus Merger

    Holdings entered into a definitive merger agreement with Pegasus Communications Corporation ("Pegasus") on January 10, 2000. Pegasus is the largest independent provider of DIRECTV subscription television services in the United States. The combined operations of Pegasus and Golden Sky will serve in excess of 1.1 million subscribers in 41 states and have the exclusive right to serve approximately 7.2 million rural households. Under the terms of the agreement, Pegasus will issue up to 6.5 million shares of its Class A common stock to Holdings shareholders. The value of the Pegasus shares to be issued to Holdings shareholders approximated $632 million as of the date of execution of the definitive merger agreement. Upon completion of the merger, Holdings will become a wholly owned subsidiary of Pegasus. Consummation of the merger, which is subject to certain conditions and approvals, is expected in the first or second quarter of 2000.

Significant Risks and Uncertainties

    Substantial Leverage. Golden Sky is highly leveraged, making it vulnerable to changes in general economic conditions and interest rates. As of December 31, 1999, Golden Sky had outstanding long-term debt (including current portion) totaling approximately $257.3 million. Substantially all of Golden Sky's assets are pledged as collateral on its long-term debt. Further, the terms associated with Golden Sky's long-term debt obligations significantly restrict its ability to incur additional indebtedness. Thus, it may be difficult for Golden Sky and its subsidiaries to obtain additional debt financing if desired or required in order to further implement Golden Sky's business strategy.

                            GOLDEN SKY SYSTEMS, INC.

    Expected Operating Losses. Due to the substantial expenditures required to acquire Rural DIRECTV Markets and subscribers, Golden Sky has sustained significant losses since Inception. Golden Sky's operating losses were $12.7 million, $43.2 million, and $84.5 million for the years ended December 31, 1997, 1998 and 1999 respectively. Golden Sky's net losses during those same periods aggregated $15.8 million, $64.7 million, and $117.8 million respectively. Improvement in Golden Sky's results of operations is principally dependent upon its ability to cost effectively expand its subscriber base, control subscriber churn (i.e., the rate at which subscribers terminate service), and effectively manage its operating and overhead costs. Golden Sky plans to reduce its future operating and overhead costs by transitioning its direct sales distribution model to an indirect (i.e., retail) distribution model. Accordingly, during the year ending December 31, 2000 Golden Sky plans, among other things, to: (i) close approximately 30 of its 68 local sales offices; (ii) reduce its corporate overhead expenses through headcount and other expense reductions; and (iii) increase the number of third-party retailers in its Rural DIRECTV Markets. Golden Sky estimates that it will incur aggregate, non-recurring costs of approximately $1.5 million in connection with these actions. These costs are expected to primarily consist of employee severance and lease termination expenses. There can be no assurance that Golden Sky will be effective with regard to these plans. Golden Sky incurs significant costs to acquire DIRECTV subscribers. The high cost of obtaining new subscribers magnifies the negative effects of subscriber churn. Golden Sky anticipates that it will continue to experience operating losses through at least 2000. There can be no assurance that such operating losses will not continue beyond 2000 or that Golden Sky's operations will generate sufficient cash flows to pay its obligations, including its obligations on its long-term debt.

    Restrictions on Dividends and Other Distributions. The ability of Systems and its subsidiaries to pay dividends and make other distributions and advances is subject to, among other things, the terms of its long-term debt obligations and applicable law. As a result, Systems may be limited in its ability to make dividend payments and other distributions to Golden Sky DBS or Holdings at the time such distributions are needed by Golden Sky DBS or Holdings to meet their obligations.

    Reliance on DIRECTV/NRTC. Golden Sky obtains substantially all of its revenue from the distribution of DIRECTV programming services. As a result, Golden Sky would be materially adversely affected by any material change in the assets, financial condition, programming, technological capabilities or services of DIRECTV or Hughes. Further, Golden Sky relies upon DIRECTV to continue to provide programming services on a basis consistent with its past practice. Any change in such practice due to, for example, a failure to replace a satellite upon the expiration of its useful orbital life or a delay in launching a successor satellite may prevent Golden Sky from continuing to provide DBS services and could have a material adverse effect on Golden Sky's financial condition and results of operations. Additionally, Golden Sky's ability to offer DIRECTV programming services depends upon agreements between the NRTC and Hughes and between Golden Sky and the NRTC. The NRTC's interests may differ from Golden Sky's interests. Golden Sky would be materially and adversely affected by the termination of the NRTC's agreement with Hughes and/or the termination of Golden Sky's agreements with the NRTC. Golden Sky's agreements with the NRTC require that it use the NRTC for certain support services including subscriber information and data reporting capability, retail billing services and central office subscriber services. Such services are critical to the operation and management of Golden Sky's business.

    On January 10, 2000, Pegasus and Golden Sky filed a lawsuit in federal court in Los Angeles against DIRECTV (see Note 10). The outcome of this litigation and similar litigation filed by the NRTC against DIRECTV could have a material adverse effect on the scope and duration of Golden Sky's right to provide DIRECTV programming in its Rural DIRECTV Markets, its capital requirements and its costs of operations.

    Competition. The subscription television industry is highly competitive. Golden Sky faces competition from companies offering video, audio, data, programming and entertainment services. Many of these competitors have substantially greater financial and marketing resources than Golden Sky. Golden Sky's ability to effectively compete in the subscription television industry will depend on a number of factors, including competitive factors (such as the introduction of new technologies or the entry of additional strong competitors) and the level of consumer demand for such services.

                            GOLDEN SKY SYSTEMS, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

    The consolidated financial statements include the financial statements of Systems and its majority-owned, direct subsidiaries. All significant intercompany transactions and balances have been eliminated. Minority interest represents the cumulative earnings and losses, after capital contributions, attributable to minority partners and stockholders.

Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make a number of estimates and assumptions which affect the reported amounts of assets and liabilities, as well as the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

Cash and Cash Equivalents

    Golden Sky considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of December 31, 1998 and 1999, cash and cash equivalents consisted of cash on hand, demand deposits and money market accounts.

Restricted Cash

       Restricted cash, as reflected in the accompanying consolidated balance sheets, includes cash restricted by the indenture associated with Systems' 12 3/8% Notes (see Note 5), plus investment earnings thereon. Restricted cash, which is held in escrow, is invested in certain permitted debt and other marketable investment securities until disbursed for the express purposes identified in the indenture. As of December 31, 1998 and 1999, restricted cash was composed entirely of U.S. treasury notes.

Inventory

    Inventory is stated at the lower of cost (first-in, first-out) or market and consists of receivers, satellite dishes and accessories ("DBS Equipment"). Golden Sky subsidizes the cost to the consumer of such equipment, which is required to receive DIRECTV programming services. Additionally, Golden Sky subsidizes the cost to the consumer of installation of DBS Equipment. Equipment and installation revenues and related expenses are recognized upon delivery and installation of DBS Equipment. Net transaction costs associated with the sale and installation of DBS Equipment are reported as a component of sales and marketing expenses in the accompanying consolidated statements of operations. During the periods ended December 31, 1997, 1998 and 1999, aggregate proceeds from the sale and installation of DBS Equipment totaled $3.8 million, $11.0 million, and $9.3 million respectively; related cost of sales totaled $4.6 million, $25.8 million, and $44.3 million during those same periods.

Long-lived Assets

    Golden Sky reviews its long-lived assets (e.g., property and equipment) and certain identifiable intangible assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets that are held and used in operations, the asset would be impaired if the book value of the asset exceeded the undiscounted future cash flows related to the asset. For those assets that are to be disposed of, the assets would be impaired to the extent the fair value does not exceed the book value. Golden Sky considers relevant cash flow, estimated future operating results, trends and other available information including the fair value of DIRECTV distribution rights owned, in assessing whether the carrying value of assets can be recovered.

                            GOLDEN SKY SYSTEMS, INC.

Property and Equipment

    Property and equipment, consisting of computer hardware and software, furniture, vehicles, and office and other equipment, is recorded at cost. Depreciation is recognized on a straight-line basis over the related estimated useful lives, which range from two to five years.

DIRECTV Distribution Rights

    DIRECTV distribution rights, which represent the excess of the purchase price over the fair value of net assets acquired, are amortized on a straight-line basis over the periods expected to be benefited. The expected period to be benefited corresponds to the remaining estimated orbital lives of the satellites used by Hughes for distribution of DIRECTV programming services.

Deferred Financing Costs

    Deferred financing costs represent fees and other costs incurred in conjunction with the issuance of long-term debt. These costs are amortized over the term of the related debt using the effective interest method. Amortization of these costs totaled $215,000, $977,000, and $1,660,000 during 1997, 1998 and
1999, respectively.

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

         Long-term debt and notes payable: Fair value of Golden Sky's publicly-traded debt securities is based on quoted market prices. The carrying value of Golden Sky's bank debt and other notes payable approximates fair value, as interest rates are variable or approximate market rates. As of December 31, 1999, the carrying and fair values of Golden Sky's 12 3/8% Notes were $195.0 million and $211.6 million, respectively.

Revenue Recognition

    DBS services revenue is recognized in the month service is provided. Unearned revenue represents subscriber advance billings for one or more months; related revenue recognition is deferred until service is provided.

System Operations Expense

    System operations expense includes payroll and other administrative costs related to Golden Sky's local offices and national call center.

Advertising Costs

    Advertising costs are expensed as incurred. Such costs aggregated $1.4 million, $5.1 million, and $5.9 million during the years ended December 31, 1997, 1998 and 1999, respectively.

                            GOLDEN SKY SYSTEMS, INC.

Free Programming Promotions

    Certain DIRECTV national sales promotions offer free programming, generally for up to three months of service, to new subscribers. The cost of such free programming is expensed as sales and marketing expense in the period the services are provided. During 1999, sales and marketing expenses attributable to such promotions totaled $2.5 million.

Income Taxes

    Golden Sky uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

Effects of Recently Issued Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). As a result of the subsequent issuance of FAS No. 137, FAS No. 133 is now effective for fiscal years beginning after June 15, 2000. FAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Currently, Golden Sky has no derivative instruments or hedging arrangements. Accordingly, adoption of FAS No. 133 is not expected to have a material effect on Golden Sky's financial position or results of operations.

Comprehensive Income

    Golden Sky has no components of comprehensive income other than net loss.

3.  ACQUISITIONS

    Golden Sky accounts for its acquisitions using the purchase method. Golden Sky's consolidated statements of operations for the periods ended December 31, 1997, 1998 and 1999 include the results of operations of acquired Rural DIRECTV Markets from the respective acquisition dates.

    The aggregate purchase price (including direct acquisition costs) for the acquisitions completed during 1997, 1998 and 1999 were allocated as follows (dollars in thousands):

                                                                       YEARS ENDED DECEMBER 31,
                                                            -----------------------------------------------
                                                                 1997            1998            1999
                                                            -----------------------------------------------
         DIRECTV distribution rights...................         $ 116,394        $114,747         $31,809
         Customer lists................................             9,450           7,114              --
         Non-compete agreements........................             4,879           2,587           4,869
         Property and equipment........................             1,953             204              --
         Minority interest.............................            (2,931)             --              --
         Working capital, net..........................               (20)            192             100
                                                            --------------- --------------- ---------------
                                                                $ 129,725        $124,844         $36,778
                                                            =============== =============== ===============

                            GOLDEN SKY SYSTEMS, INC.

    The following summarizes Golden Sky's acquisitions of Rural DIRECTV Markets consummated during 1997, 1998 and 1999 (dollars in thousands):

                                                                                                    AGGREGATE
SELLER                                               ACQUISITION DATE            STATE            CONSIDERATION
------------------------------------------------------------------------------------------------------------------
Deep East Texas Telecommunications, Inc.......     February 7, 1997              Texas                $  1,919
Images DBS Kansas, L.C., Images DBS Oklahoma,
   L.C. and Total Communications, Inc.........     February 12, 1997        Kansas/Oklahoma             12,702
Direct Satellite TV, LTD......................     February 28, 1997             Texas                   3,746
Thunderbolt Systems, Inc......................      March 11, 1997              Missouri                 6,127
Western Montana DBS, Inc. dba Rocky Mountain
   DBS........................................        May 1, 1997               Colorado                 4,774
TEG DBS Services, Inc.........................       June 12, 1997               Nevada                  5,237
GVEC Rural TV, Inc............................       July 8, 1997                Texas                   5,176
Satellite Entertainment, Inc..................       July 14, 1997         Minnesota/Michigan            9,640
Direct Vision.................................       July 15, 1997             Minnesota                 7,452
Argos Support Services Company................      August 8, 1997         Florida/Texas/Utah           18,217
JECTV, a segment of Jackson Electric                August 26, 1997              Texas                   9,453
   Cooperative................................
Lakes Area TV.................................     September 2, 1997           Minnesota                 1,355
DCE Satellite Entertainment, LLC..............     October 13, 1997            Wisconsin                   313
Direct Broadcast Satellite, a segment of CTS
   Communication Corporation..................     November 7, 1997             Michigan                 4,293
DBS, L.C......................................     November 17, 1997              Iowa                   1,911
Panora Telecommunications, Inc................     November 20, 1997              Iowa                   1,131
Souris River Television, Inc..................     November 21, 1997          North Dakota               7,276
Cal-Ore Digital TV, Inc.......................     December 8, 1997        California/Oregon             5,095
NRTC System No. 0093, a segment of Cable and
   Communications Corporation.................     December 17, 1997            Montana                  3,876
Western Montana Entertainment Television, Inc.     December 22, 1997            Montana                  7,067
South Plains DBS..............................     December 23, 1997             Texas                   9,143
Lakeland DBS..................................     December 24, 1997            Oklahoma                 3,822
                                                                                                 -----------------
   TOTAL 1997 ACQUISITIONS....................                                                        $129,725
                                                                                                 =================

Direct Broadcast Satellite, a segment of
   Nemont Communications Inc..................     January 14, 1998         Montana/Wyoming          $    8,284
Triangle Communications System, Inc...........     January 20, 1998             Montana                  9,765
Wyoming Mutual Telephone......................     January 21, 1998               Iowa                     527
North Willamette Telephone....................      March 10, 1998               Oregon                  6,015
Northwest Communications......................      March 10, 1998            North Dakota               1,363
Beulahland Communications, Inc................      March 19, 1998              Colorado                   835
Direct Broadcast Satellite, a segment of SCS
   Communications & Security, Inc.............      April 20, 1998               Oregon                  5,386
PrimeWatch, Inc...............................        May 8, 1998            North Carolina              7,988
Mega TV.......................................       May 11, 1998               Georgia                  2,103
Direct Broadcast Satellite, a division of
   Baldwin County Electric Membership                June 29, 1998              Alabama                 11,769
   Corporation................................
Frontier Corporation..........................       July 8, 1998              Wisconsin                   734



                            GOLDEN SKY SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                                                    AGGREGATE
SELLER                                               ACQUISITION DATE            STATE            CONSIDERATION
------------------------------------------------------------------------------------------------------------------

North Texas Communications....................      August 6, 1998               Texas              $    3,118
SEMO Communications Corporation...............      August 26, 1998             Missouri                 2,918
DBS Segment of Cumby Cellular, Inc............      August 31, 1998              Texas                   7,553
Minburn Telephone.............................    September 18, 1998              Iowa                     447
Western Montana DBS, Inc. dba Rocky Mountain
   DBS........................................      October 2, 1998          Idaho/Montana              20,740
Direct Broadcast Satellite, a segment of
   Volcano Vision, Inc........................      October 9, 1998            California               31,425
North Central Missouri Electric Coop..........     November 2, 1998             Missouri                 1,745
Star Search Rural Television, Inc.............     November 5, 1998             Oklahoma                 2,129
                                                                                                 -----------------
   TOTAL 1998 ACQUISITIONS....................                                                        $124,844
                                                                                                 =================

Breda Telephone Corporation...................     January 11, 1999          Iowa/Nebraska         $     8,605
Thunderbolt Systems                                January 15, 1999             Missouri                 2,731
   Inc.......................
Siskiyou Ruralvision, Inc.....................     February 28, 1999           California                4,735
Baraga Telephone Co...........................      March 31, 1999              Michigan                 4,546
E. Ritter Communications......................       April 2, 1999              Arkansas                 2,689
Yelcot Telephone Co...........................       April 2, 1999              Arkansas                 6,246
Van Buren DBS.................................      April 14, 1999                Iowa                   2,914
Kertel Communications, Inc....................       June 24, 1999             California                2,033
Mutual Telephone Company......................      August 5, 1999                Iowa                     620
Dubois Telephone..............................     December 8, 1999             Montana                    220
                                                                                                 -----------------
   TOTAL 1999 ACQUISITIONS....................                                                       $  35,339
                                                                                                 =================

    Golden Sky's 1999 acquisitions of Rural DIRECTV Markets were not material and, accordingly, the pro forma impact of those acquisitions has not been presented. Unaudited pro forma total revenue and unaudited pro forma loss before extraordinary charge for the year ended December 31, 1998 approximated $87.9 million and $79.8 million, respectively. This unaudited pro forma information reflects Golden Sky's significant acquisitions of Rural DIRECTV Markets consummated during 1998 as if each such acquisition had occurred as of the beginning of 1998. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisitions been consummated as of that date.

    During 1997, Golden Sky acquired a controlling interest in DCE Satellite Entertainment, LLC ("DCE"). In June 1999, Golden Sky acquired the remaining ownership interest in DCE that it did not hold in exchange for cash of $1.0 million and the issuance of seller notes payable totaling the $2.9 million. Also during 1999, Golden Sky acquired certain other minority interests for $496,000.

4.  INTANGIBLE ASSETS

    Intangible assets, which are amortized using the straight-line method over the related estimated useful lives, consist of the following (dollars in thousands):

                                                        DECEMBER 31,
                                              ----------------------------------    ESTIMATED
                                                    1998             1999          USEFUL LIFE
                                              ---------------------------------------------------
DIRECTV distribution rights..............         $236,531          $266,874       9 -12 years
Customer lists...........................           17,018            18,603         5 years
Non-compete agreements...................            7,501            12,370         3 years
                                              ----------------------------------
                                                   261,050           297,847
Less accumulated amortization............          (27,911)          (60,921)
                                              ----------------------------------
    Intangible assets, net...............         $233,139          $236,926
                                              ==================================

                            GOLDEN SKY SYSTEMS, INC.

5.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following (dollars in thousands):

                                                                                    DECEMBER 31,
                                                                          ----------------------------------
                                                                                1998             1999
                                                                          ----------------------------------
         12 3/8% Notes.................................................       $ 195,000         $ 195,000
         Bank debt.....................................................          67,000            52,000
         Seller notes payable..........................................          15,407             9,823
         Other notes payable and obligations under capital leases......             797               460
         Minority interest.............................................           2,420               936
                                                                          ----------------------------------
         Total long-term obligations...................................         280,624           258,219
         Less current maturities.......................................          (8,916)           (3,248)
                                                                          ----------------------------------
              Long-term obligations, net of current maturities.........       $ 271,708         $ 254,971
                                                                          ==================================

12 3/8% Notes

    On July 31, 1998, Systems consummated an offering (the "12 3/8% Notes Offering") of 12 3/8% Senior Subordinated Notes due 2006 (the "12 3/8% Notes"). Interest on the 12 3/8% Notes is payable in cash semi-annually in arrears on February 1 and August 1 of each year, commencing February 1, 1999. The 12 3/8% Notes mature on August 1, 2006. The 12 3/8% Notes Offering resulted in net proceeds to Golden Sky of approximately $189.2 million (after payment of underwriting discounts and other issuance costs aggregating approximately $5.8 million). Approximately $45.2 million of the net proceeds of the 12 3/8% Notes Offering were placed in escrow to fund the first four semi-annual interest payments (through August 1, 2000) on the 12 3/8% Notes. Additionally, $5.3 million was reserved to fund a portion of a then contingent reduction of Golden Sky's availability under its Credit Facility.

    The 12 3/8% Notes are unsecured senior subordinated obligations and are subordinated in right of payment to all existing and future senior indebtedness of Systems. The 12 3/8% Notes rank pari passu in right of payment with all other existing and future senior subordinated indebtedness, if any, of Systems and senior in right of payment to all existing and future subordinated indebtedness, if any, of Systems. The 12 3/8% Notes are guaranteed on a full, unconditional, joint and several basis by Argos Support Services Company ("Argos") and PrimeWatch, Inc. ("PrimeWatch"). Both Argos and PrimeWatch are wholly-owned subsidiaries of Golden Sky.

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

                            GOLDEN SKY SYSTEMS, INC.

    In the event of a change of control, as defined in the 12 3/8% Notes Indenture, each holder of 12 3/8% Notes will have the right to require Systems to purchase all or a portion of such holder's 12 3/8% Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of purchase. Golden Sky's merger with Pegasus will constitute a change of control as defined in the 12 3/8% Notes Indenture. Accordingly, upon closing of the merger with Pegasus, Golden Sky will be required to make an offer to the holders of the 12 3/8% Notes to purchase those notes consistent with the terms described above. If Golden Sky's offer for the 12 3/8% Notes is accepted by any of its note holders, and it is unable to purchase those notes, Golden Sky may be in default of the terms of the 12 3/8% Notes Indenture. Pegasus has entered into a commitment letter with an investment bank under which that investment bank has agreed to purchase any and all 12 3/8% Notes tendered in response to Golden Sky's offer to purchase. This commitment is subject to the execution of definitive documentation and customary closing conditions. There can be no assurance that Pegasus will be able to agree on definitive documentation with the investment bank or make alternative arrangements if necessary.

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

13 1/2% Notes

    On February 19, 1999, Golden Sky DBS consummated an offering of 13 1/2% senior discount notes (the "13 1/2% Notes"), which resulted in net proceeds to Golden Sky DBS of approximately $95.4 million (after initial purchasers' discount and other offering expenses). The 13 1/2% Notes have an aggregate balance due at stated maturity of $193.1 million. Cash interest on the 13 1/2% Notes will not accrue prior to March 1, 2004. Thereafter, cash interest will accrue at a rate of 13 1/2% per annum and be payable in arrears on March 1 and September 1 of each year, commencing September 1, 2004. The 13 1/2% Notes mature on March 1, 2007. Golden Sky DBS contributed the net proceeds from the offering of the 13 1/2% Notes to Golden Sky Systems, of which $53.0 million was used to repay existing revolving credit indebtedness.

    Systems is not obligated for repayment of the 13 1/2% Notes and is restricted as to its ability to make payments to Golden Sky DBS. However, Golden Sky DBS is dependent on Systems for dividends or other cash distributions in amounts sufficient to enable Golden Sky DBS to meet its debt service requirements.

Bank Debt

    During 1997, Systems entered into a credit agreement (the "Credit Agreement") with a group of financial institutions, which provided for borrowings of $100.0 million. Loans outstanding under the Credit Agreement bore interest at variable rates (prime rate or LIBOR plus an applicable margin).

    During May 1998, Systems entered into a seven-year, $150.0 million amended credit facility (the "Credit Facility") with a syndicate of lenders. Upon execution of the Credit Facility, Systems recognized an extraordinary charge of approximately $2.6 million to write-off unamortized deferred financing costs associated with the Credit Agreement. In February 1999, Systems' Credit Facility was amended to permit, among other things, the 13 1/2% Notes Offering. Upon execution of the February 1999 amendment to the Credit Facility, Systems recognized an extraordinary charge of approximately $2.9 million to write off unamortized deferred financing costs associated with the Credit Facility.

                            GOLDEN SKY SYSTEMS, INC.

    The Credit Facility provides for a term loan commitment of $35.0 million and a revolving loan commitment of $115.0 million. The Credit Facility's term loan commitment amortizes in specified quarterly installments from March 31, 2002 through maturity on December 31, 2005. The availability of revolving loan borrowings under the Credit Facility reduces by specified amounts over the period from March 31, 2001 through maturity on September 30, 2005.

    Borrowings under the Credit Facility bear interest at variable rates (approximately 10% as of December 31, 1999) calculated on a base rate, such as the prime rate or LIBOR, plus an applicable margin. Commitment fees are payable on unused amounts available under the Credit Facility. Such commitment fees, which are payable quarterly in arrears, range from 0.50% per annum to 1.25% per annum based on Systems' utilization of such commitments. As of December 31, 1999, aggregate borrowings outstanding under the Credit Facility totaled $52.0 million, including $35.0 million borrowed pursuant to the Credit Facility's term loan commitment.

    The Credit Facility contains a number of restrictive covenants that, among other things, limit Systems' ability to incur additional indebtedness and guaranty obligations, create liens and other encumbrances, make certain payments, investments, loans and advances, pay dividends or make other distributions in respect of Systems' capital stock, sell or otherwise dispose of assets, make capital expenditures, merge or consolidate with another entity, create subsidiaries, make amendments to its organizational documents or transact with affiliates. As of each of December 31, 1997, 1998 and 1999, no amounts were available for distribution to Holdings.

    The Credit Facility also contains a number of financial covenants that require Systems to meet certain financial ratios and financial condition tests. These financial covenants, in certain instances, become effective at different points in time and vary over time. The covenants include limitations on indebtedness per subscriber, limitations on subscriber acquisition costs, maintenance of a minimum fixed charge coverage ratio, maintenance of minimum interest coverage ratios, and limitations on indebtedness to pro forma EBITDA (earnings before interest, taxes, depreciation and amortization) ratios. Revolving credit availability under the Credit Facility depends upon satisfaction of the various covenants as well as minimum subscriber base requirements.

    As of September 30, 1999, Systems was not in compliance with certain of the restrictive covenants prescribed by the Credit Facility. During January 2000, the Credit Facility was amended to modify certain fourth quarter 1999 and year 2000 covenant requirements. Further, in conjunction with the amendment, Golden Sky's third quarter 1999 covenant violations were waived. Pursuant to the amendment, which was effective as of December 31, 1999, Golden Sky may borrow up to an additional $20.0 million under the Credit Facility prior to March 31, 2000. Any such incremental borrowings, which are secured by letters of credit provided by certain of Golden Sky Holdings' shareholders, must be repaid by March 31, 2000 from the proceeds of either a private or public equity offering. The required repayment date relative to these year 2000 incremental borrowings may be deferred until May 31, 2000 under certain conditions. Upon repayment, systems will have potential incremental borrowing capacity during the year ending December 31, 2000 equal to the lesser of the proceeds received from either a public or private equity offering or $20.0 million. Coincident with the amendment of the Credit Facility, Holdings entered into stock subscription agreements with certain of its shareholders for an aggregate of $20.0 million of its preferred stock. Also in January 2000, the Credit Facility was further amended to approve the change in ownership of Holdings that would result from the merger with Pegasus. As of December 31, 1999, Systems was in compliance with the Credit Facility's amended covenants.

Seller Notes Payable

    Seller notes payable bear interest at rates ranging from 7% to 10% and are collateralized by bank letters of credit.

Other Notes Payable

    In November 1996, Golden Sky issued $2.0 million in promissory notes to a group of lenders under a bridge financing agreement. The notes bore interest at the rate of 10% per annum. In February 1997, these notes, along with $1.8

                            GOLDEN SKY SYSTEMS, INC.

million in additional promissory notes issued in January 1997, were exchanged for Systems' Series A Convertible Participating Preferred Stock. In connection with the bridge agreement, Systems' issued warrants exercisable for 5,682 shares of its Common Stock at an exercise price of $.01 per share. These warrants were immediately exercisable and expire on February 12, 2007. At the date of issuance, the fair value of the warrants was not material. These warrants were assumed by Holdings after its formation and remain outstanding as of December 31, 1999.

    Future maturities of amounts outstanding under Golden Sky's long-term obligations as of December 31, 1999 are summarized as follows (dollars in thousands):

                                                               SELLER
                                       12 3/8%      BANK       NOTES
                                        NOTES       DEBT       PAYABLE       OTHER       TOTAL
                                      ------------------------------------------------------------
Year Ending December 31,
   2000.........................        $     --    $    --     $ 2,891       $357     $   3,248
   2001.........................              --         --       2,970         76         3,046
   2002.........................              --        263       2,962         23         3,248
   2003.........................              --        350       1,000          4         1,354
   2004.........................              --        350          --         --           350
   Thereafter...................         195,000     51,037          --         --       246,037
                                      -----------------------------------------------------------
    Total debt..................        $195,000    $52,000      $9,823       $460      $257,283
                                      ===========================================================

6.  STOCKHOLDER'S EQUITY (DEFICIT)

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

7.       STOCK INCENTIVE PLAN

    In July 1997 Systems adopted the Golden Sky Systems, Inc. Stock Option and Restricted Stock Purchase Plan (the "Stock Incentive Plan") to provide incentive to attract and retain certain officers, directors and key employees. Options issued pursuant to the Stock Incentive Plan are exercisable during a period of up to ten years after grant and vest over a three-year period. Effective September 9, 1997, Holdings assumed the Stock Incentive Plan. Participants in the Holdings' Stock Incentive Plan received options with terms identical to those under Systems' Stock Incentive Plan and all previously outstanding options were canceled.

                            GOLDEN SKY SYSTEMS, INC.

    The following summarizes incentive stock option activity during the three-year period ended December 31, 1999:

                                                     1997                      1998                     1999
                                            ---------------------------------------------------------------------------
                                                          WEIGHTED-               WEIGHTED-                  WEIGHTED-
                                                          AVERAGE                 AVERAGE                    AVERAGE
                                                          EXERCISE                EXERCISE                   EXERCISE
                                                OPTIONS    PRICE         OPTIONS   PRICE           OPTIONS     PRICE
                                            ---------------------------------------------------------------------------
Options outstanding, beginning of year...        --         $--           62,525    $ 1.00          48,745     $1.00
Granted..................................        62,525      1.00         18,693      1.00          11,600      1.00
Exercised................................        --           --         (24,831)     1.00            (468)     1.00
Forfeited................................        --           --          (7,642)     1.00          (1,025)     1.00
                                            ---------------------------------------------------------------------------
Options outstanding, end of year.........        62,525     $1.00         48,745     $1.00          58,852     $1.00
                                            ===========================================================================

Options exercisable, end of year.........         8,684     $1.00          5,595     $1.00          30,165     $1.00
                                            ===========================================================================

Accounting for Stock-Based Compensation

    Golden Sky has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for the Stock Incentive Plan. Under APB 25, if the exercise price of employee stock options granted pursuant to the Stock Incentive Plan is equal to or greater than the fair value of the underlying stock on the date of grant, no compensation expense is recognized. In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS No. 123"), which established an alternative method of expense recognition for stock-based compensation awards to employees based on fair values. Golden Sky elected to not adopt FAS No. 123 for expense recognition purposes.

    For options granted during 1999, the estimated aggregate fair value of Holdings' common stock on the respective grant dates exceeded the related aggregate exercise price by approximately $462,000. This amount will be recognized as compensation expense over the vesting period of the related stock options. Accordingly, compensation cost of $154,000 was recorded during the year ended December 31, 1999. For options granted in 1998 and 1997, the exercise prices of the related stock options was not less than the fair value of Holdings' common stock as of the respective grant dates and, accordingly, no compensation expense was recognized relative to those options. The fair value of Holdings' common stock was estimated by management using trading prices for other similar publicly-traded companies, as adjusted for specific factors and differences deemed relevant to the valuation of Holdings' common stock.

    Pro forma information regarding net income is required by FAS No. 123 and has been determined as if Golden Sky had accounted for its stock-based compensation using the fair value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the corresponding vesting period. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options. The fair value of each option grant was estimated at the date of the grant using a Black-Scholes option valuation model with the following weighted-average assumptions:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                    ----------------------------------------------------
                                                                          1997             1998              1999
                                                                    ----------------------------------------------------
Risk-free interest rate........................................            6.0%              6.0%             6.0%
Dividend yield.................................................            0.0%              0.0%             0.0%
Volatility factor..............................................            0.0%              0.0%             0.0%
Expected term of options.......................................         10 years         10 years          10 years


                            GOLDEN SKY SYSTEMS, INC.

    Using the preceding assumptions, there was no pro forma effect on Golden Sky's net loss from applying the fair value method under FAS No. 123.

8.  401(K) RETIREMENT PLAN

    Golden Sky sponsors a 401(k) Retirement Plan (the "401(k) Plan") for eligible employees. Employer matching contributions to the 401(k) Plan, which became effective as of January 1, 1997, are discretionary. During the years ended December 31, 1997, 1998 and 1999, Golden Sky made no discretionary employer matching contributions to the 401(k) Plan. Administrative expenses associated with the 401(k) Plan during those same periods were not material.

9.  INCOME TAXES

     The components of Golden Sky's (provision for) benefit from income taxes are as follows (in thousands):

                                                                              YEARS ENDED DECEMBER 31,
                                                                        1997            1998            1999
                                                                   -----------------------------------------------
             Current (provision) benefit:
               Federal.........................................      $  3,777         $ 16,325        $ 32,420
               State...........................................           717            3,097           6,152
               Increase in valuation allowance.................        (4,494)         (19,422)        (38,572)
                                                                   -----------------------------------------------
             Total current (provision) benefit.................            --               --              --

             Deferred benefit:
               Federal.........................................         1,148            3,103           3,122
               State...........................................           218              615             592
               Increase in valuation allowance.................        (1,366)          (3,718)         (3,714)
                                                                   -----------------------------------------------
             Total deferred benefit............................            --               --              --
                                                                   -----------------------------------------------
                  Total benefit (provision)....................     $      --        $      --       $      --
                                                                   ===============================================

    As of December 31, 1999, Golden Sky had net operating loss carryforwards ("NOLs") for federal income tax purposes of approximately $166.5 million. The NOLs expire beginning in the year 2011. Use of the NOLs is subject to statutory and regulatory limitations regarding changes in ownership. FAS No. 109, "Accounting for Income Taxes" ("FAS No. 109"), requires that the potential future tax benefit of NOLs be recorded as an asset. FAS No. 109 also requires that deferred tax assets and liabilities be recorded for the estimated future tax effects of temporary differences between the tax basis and book value of assets and liabilities. Deferred tax assets are offset by a valuation allowance if deemed necessary.

    In 1999, Systems increased its valuation allowance sufficient to fully offset net deferred tax assets arising during the year. Realization of net deferred tax assets is not assured and is principally dependent on generating future taxable income prior to expiration of the NOLs. Management frequently reviews the adequacy of its valuation allowance. Future decreases to the valuation allowance will be made only as changes in circumstances indicate that it is more likely than not the additional benefits will be realized. Any future adjustments to the valuation allowance will be recognized as a separate component of Systems' provision for income taxes.

                            GOLDEN SKY SYSTEMS, INC.

    The temporary differences that give rise to deferred tax assets and liabilities as of December 31, 1998 and 1999 are as follows (in thousands):

                                                                                    DECEMBER 31,
                                                                         -----------------------------------
                                                                                 1998              1999
                                                                         -----------------------------------
Current deferred tax assets:
   Allowance for doubtful accounts.................................         $     115         $     383
   Accrued expenses................................................               104               337
                                                                         -----------------------------------
Gross current deferred tax assets..................................               219               720
Valuation allowance................................................              (219)             (720)
                                                                         -----------------------------------
Net current deferred tax assets....................................                --                --

Non-current deferred tax assets:
   Depreciation....................................................                92               139
   Amortization of intangible assets...............................             5,931             8,255
   Partnerships...................................................                --               841
   Net operating loss carryforwards................................            28,147            66,701
     Other.........................................................                --                19
                                                                         -----------------------------------
Total non-current deferred tax assets..............................            34,170            75,955
Valuation allowance................................................           (34,170)          (75,955)
                                                                         -----------------------------------
Net non-current deferred tax assets................................                --                --
                                                                         -----------------------------------
Net deferred tax assets............................................         $      --        $       --
                                                                         ===================================

    The actual income tax benefit (provision) for 1997, 1998 and 1999 reconciles to the amounts computed by applying the statutory federal tax rate to income before income taxes as follows:

                                                                                    YEARS ENDED DECEMBER 31,
                                                                  --------------------------------------------------------------
                                                                         1997                 1998                 1999
                                                                  --------------------------------------------------------------
                                                                    TAX       Rate       TAX       RATE       TAX       RATE
                                                                  --------------------------------------------------------------
       Statutory rate.......................................       $ 5,367     34.0%    $21,131    34.0 %     $39,358   34.0 %
       State income taxes, net of federal benefit...........           617      3.9       2,450     3.9         4,450    3.8
       Non-deductible amortization of intangible assets.....          (291)    (1.8)               (0.7)       (1,507)  (1.3)
                                                                                           (415)
       Other................................................           (12)    (0.1)                --            (15)   --
                                                                                            (26)
       Increase in valuation allowance......................        (5,681)   (36.0)    (23,140)  (37.2)      (42,286) (36.5)
                                                                  --------------------------------------------------------------
       Income taxes.........................................       $    --     -- %     $   --    -- %        $   --   -- %
                                                                  ==============================================================

10.      COMMITMENTS AND CONTINGENCIES

DIRECTV Litigation

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

                            GOLDEN SKY SYSTEMS, INC.

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

    On August 26, 1999, the NRTC filed a separate lawsuit against DIRECTV and Hughes in the United States District Court for the Central District of California. In this suit, the NRTC alleges that DIRECTV and Hughes have breached their fiduciary duty to the NRTC as well as the NRTC's agreement with Hughes and have engaged in unfair business practices in violation of California law by withholding from the NRTC various revenues, cost savings, discounts and other benefits belonging to the NRTC under its agreement with Hughes. On October 15, 1999 DIRECTV moved to have the NRTC's breach of fiduciary duty (and related breach of confidential relationship claims) dismissed. The court granted DIRECTV's motion on November 15, 1999.

    A trial date has not been set on the merits of any of the claims made by the NRTC or DIRECTV and Hughes in either lawsuit. We are unable to predict the outcome of these matters or how they will impact the business relationship between the NRTC and DIRECTV.

    On January 10, 2000, Golden Sky and Pegasus filed a lawsuit against DIRECTV and Hughes in the United States District Court, Central District of California. The action asserts various claims, including intentional interference with contractual relations and interference with prospective economic advantage, and seeks declaratory relief. The claims are based on DIRECTV's failure to provide NRTC with certain premium programming, thereby preventing NRTC from providing said premium programming to the class action members. The claims are also based on DIRECTV's position with respect to launch fees and other benefits it has received, contract term and rights of refusal. We are unable to predict the outcome of this matter or how it will impact our business, financial condition or results of operations.

Other Litigation

                            GOLDEN SKY SYSTEMS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

    Golden Sky is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect Golden Sky's financial position or results of operations.

Operating Leases

    Golden Sky has non-cancelable operating leases for office, warehouse and storage space and equipment that expire at various dates. Future minimum lease payments as of December 31, 1999 are summarized as follows (dollars in thousands):

2000.........................................................       $2,116
2001.........................................................        1,611
2002.........................................................        1,050
2003.........................................................          255
2004 and thereafter..........................................           79
                                                              -----------------
          Total..............................................       $5,111
                                                              =================

11.  RELATED PARTY TRANSACTIONS

    In 1997, Systems paid $66,000 to a company affiliated with Systems' president for consulting services received by Systems. Additionally, during 1997, 1998 and 1999 Systems paid $77,000, $159,000 (including $75,000 paid in connection with a 1998 acquisition) and $84,000, respectively, to one of its directors for consulting services.

    During 1996, Golden Sky's president provided Systems with a short-term loan in the amount of $381,000. In 1997, Golden Sky received an additional $150,000 short-term loan from its president and a $215,000 short-term loan from a shareholder. Each of these loans bore interest at an annual rate of 10% and was repaid during 1997.

    Through December 31, 1999, Golden Sky contracted with an entity owned by its president for air transportation services, including the lease of an aircraft. This lease, which was canceled effective December 31, 1999, required monthly payments equal to the greater of $20,000 or an aggregate fixed hourly operating charge. The fixed hourly operating charge was based on prevailing market prices. The total cost of such services approximated $109,000, $506,000 and $300,000 during 1997, 1998 and 1999, respectively.

12.  VALUATION AND QUALIFYING ACCOUNTS

    Golden Sky's valuation and qualifying accounts as of December 31, 1997, 1998 and 1999 are as follows (in thousands):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------------
                                                                             1997            1998           1999
                                                                        ----------------------------------------------
          Allowance for doubtful accounts, beginning of period....         $     4         $    138        $    293
          Charged to costs and expenses...........................             417            1,537           3,909
          Deductions..............................................            (283)          (1,382)         (3,229)
                                                                        ----------------------------------------------

          Allowance for doubtful accounts, end of period..........           $ 138          $   293         $   973
                                                                        ==============================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS

      Consolidating financial information for Golden Sky, Golden Sky's guarantor subsidiaries, and Golden Sky's non-guarantor subsidiaries is as follows (dollars in thousands):

Consolidating Statement of Operations  - Year Ended December 31, 1997

                                                                                          CONSOLIDATING
                                                                                            AND
                                                           GUARANTOR      NON-GUARANTOR    ELIMINATING
                                             SYSTEMS      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                           --------------------------------------------------------------------------
Revenue:
  DBS services......................        $ 13,356       $ 2,787           $ 309         $  --          $ 16,452
  Lease and other...................             931            --              13            --               944
                                           --------------------------------------------------------------------------
Total revenue......................           14,287         2,787             322            --            17,396
Costs and expenses:
  Costs of DBS services.............           7,514         1,601             189            --             9,304
  System operations.................           2,830           876             100           (10)            3,796
  Sales and marketing...............           6,597           693              26            --             7,316
  General and administrative........           2,260            59              12            --             2,331
  Depreciation and amortization.....           6,312           109              79           800             7,300
                                           --------------------------------------------------------------------------
Total costs and expenses............          25,513         3,338             406           790            30,047
                                           --------------------------------------------------------------------------
Operating loss......................         (11,226)         (551)            (84)         (790)          (12,651)
Non-operating items:
  Interest and investment income....              30            10              --            --                40
  Interest expense..................          (3,170)           (3)             --            --            (3,173)
                                           --------------------------------------------------------------------------
Total non-operating items...........          (3,140)            7              --            --            (3,133)
                                           --------------------------------------------------------------------------
Loss before income taxes............         (14,366)         (544)            (84)         (790)          (15,784)
Income taxes........................              --            --              --            --                --
                                           --------------------------------------------------------------------------
  Net loss..........................        $(14,366)      $  (544)          $ (84)        $(790)         $(15,784)
                                           ==========================================================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidating Statement of Cash Flows  - Year Ended December 31, 1997

                                                                                          CONSOLIDATING
                                                                                            AND
                                                           GUARANTOR      NON-GUARANTOR    ELIMINATING
                                             SYSTEMS      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                           --------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...................................$ (14,366)       $ (544)         $  (84)         $  (790)       $(15,784)
  Adjustments to reconcile net loss to net
     cash provided by (used in) operating
     activities:
   Depreciation and amortization...........    6,312           109              79              800           7,300
  Amortization of debt discount, deferred
     financing costs and other.............      215            --              --               --             215
   Change in operating assets and
     liabilities, net of acquisitions:
     Subscriber receivables, net of
        unearned revenue...................   (1,827)         (615)            (59)              --          (2,501)
     Other receivables.....................     (185)           24              --               --            (161)
     Inventory.............................   (1,499)          (34)            (71)              --          (1,604)
     Prepaid expenses and other............     (201)            8             (10)              --            (203)
     Trade accounts payable................    7,683          (320)            152               --           7,515
     Interest payable......................      733            --              --               --             733
     Accrued payroll and other.............   (1,461)        2,460             402              (10)          1,391
                                           --------------------------------------------------------------------------
Net cash  provided by (used in) operating
   activities..............................   (4,596)        1,088             409               --          (3,099)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets...... (120,051)           --              --               --        (120,051)
Purchases of property and equipment........     (992)           (6)             --               --            (998)
Other......................................      320            --              --               --             320
                                           --------------------------------------------------------------------------
Net cash used in investing activities...... (120,723)           (6)             --               --        (120,729)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series A
   Preferred Stock.........................   34,289            --              --               --          34,289
Borrowings under the Credit Agreement......   75,000            --              --               --          75,000
Principal payments on the Credit Agreement.  (14,995)           (5)             --               --         (15,000)
Proceeds from issuance of notes payable        2,115            __              --               --           2,115
Principal payments on notes payable
   and obligations under capital leases....   (2,902)           --              --               --          (2,902)
Contribution from Holdings.................   46,800            --              --               --          46,800
Increase in deferred financing costs ......   (3,321)           --              --               --          (3,321)
                                           --------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities....................  136,986            (5)             --               --         136,981

Net increase in cash and cash equivalents..   11,667         1,077             409               --          13,153
Cash and cash equivalents, beginning
   of period...............................     479             --              --               --             479
                                           --------------------------------------------------------------------------
Cash and cash equivalents, end of period... $ 12,146       $ 1,077           $ 409           $   --        $ 13,632
                                           ==========================================================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidating Balance Sheet -- December 31, 1998

                                                                                          CONSOLIDATING
                                                                                            AND
                                                           GUARANTOR      NON-GUARANTOR    ELIMINATING
                                             SYSTEMS      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                           --------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents...........    $     827        $..1,189        $2,444        $     --           $4,460
   Restricted cash, current portion....       28,083             .--            --              --           28,083
   Subscriber receivables, net.........        6,815           1,043           774              --            8,632
   Other receivables...................        2,360              87            18              --            2,465
   Intercompany receivables............       11,521              --            --         (11,521)              --
   Inventory...........................        9,255             583           308              --           10,146
   Prepaid expenses and other..........        1,819              37             3              --            1,859
                                           --------------------------------------------------------------------------
Total current assets...................       60,680           2,939         3,547         (11,521)          55,645
Restricted cash, net of current portion       23,534              --            --              --           23,534
Property and equipment, net............        4,418             381           195              --            4,994
Investment in subsidiaries.............       22,518              --            --         (22,518)              --
Intangible assets, net.................      199,867          25,051         3,525           4,696          233,139
Deferred financing costs...............       10,541              --            --              --           10,541
Other assets...........................          133              85            --              --              218
                                           --------------------------------------------------------------------------
     Total assets......................    $ 321,691        $ 28,456        $7,267        $(29,343)       $ 328,071
                                           ==========================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable..............    $  13,482        $     49      $       8       $     --         $13,539
   Interest payable....................       11,009              --            --              --          11,009
   Current maturities of long-term             8,916              --            --              --           8,916
     obligations.......................
   Unearned revenue....................        4,380             789           405              --           5,574
   Accrued payroll and other...........        1,028           6,263         5,633         (11,521)          1,403
                                           --------------------------------------------------------------------------
Total current liabilities..............       38,815           7,101         6,046         (11,521)         40,441
Long-term obligations, net of current maturities:
   12 3/8% Notes.......................      195,000              --            --              --         195,000
   Bank debt...........................       67,000              --            --              --          67,000
   Seller notes payable................        6,912              --            --              --           6,912
   Other notes payable and
     obligations under capital leases..          318              58            --              --             376
   Minority interest...................           --              --            --           2,420           2,420
                                           --------------------------------------------------------------------------
Total long-term obligations, net of
  current maturities...................      269,230              58            --           2,420         271,708
                                           --------------------------------------------------------------------------
Total liabilities......................      308,045           7,159         6,046          (9,101)        312,149

Stockholder's Equity (Deficit):
   Common Stock........................           --             896            --            (896)             --
   Additional paid-in capital..........       97,600           1,967            --          (1,967)         97,600
   Retained earnings (accumulated
   deficit).............................     (83,954)         18,434         1,221         (17,379)        (81,678)
                                           --------------------------------------------------------------------------
Total Stockholder's equity (deficit)....      13,646          21,297         1,221         (22,518)         15,922
                                           ---------------------------------------------------------------------------
Total liabilities and Stockholder's
equity (deficit)........................   $ 321,691         $28,456        $7,267        $(29,343)      $ 328,071
                                           ===========================================================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidating Statement of Operations  - Year Ended December 31, 1998

                                                                                          CONSOLIDATING
                                                                                            AND
                                                           GUARANTOR      NON-GUARANTOR    ELIMINATING
                                             SYSTEMS      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                           --------------------------------------------------------------------------
Revenue:
  DBS services......................       $ 57,437        $ 11,172        $ 6,301         $   --         $ 74,910
  Lease and other...................            982              22             10             --            1,014
                                           ---------------------------------------------------------------------------
Total revenue.......................         58,419          11,194          6,311             --           75,924
Costs and Expenses:
  Costs of DBS services.............         34,640           6,813          3,838             --           45,291
  System operations.................          7,683           2,533          1,318           (513)          11,021
  Sales and marketing...............         23,753           5,045          3,403             --           32,201
  General and administrative........          7,000             267            164             --            7,431
  Depreciation and amortization.....         19,336             996            340          2,494           23,166
                                           ---------------------------------------------------------------------------
Total costs and expenses............         92,412          15,654          9,063          1,981          119,110
                                           ---------------------------------------------------------------------------
Operating loss......................        (33,993)         (4,460)        (2,752)        (1,981)         (43,186)
Non-operating items:
  Interest and investment income....          1,571               2             --             --            1,573
  Interest expense..................        (20,497)            (28)           (12)            --          (20,537)
                                           ---------------------------------------------------------------------------
Total non-operating items...........        (18,926)            (26)           (12)            --          (18,964)
                                           ---------------------------------------------------------------------------
Loss before income taxes............        (52,919)         (4,486)        (2,764)        (1,981)         (62,150)
Income taxes........................             --              --             --             --               --
                                           ---------------------------------------------------------------------------
Loss before extraordinary charge....        (52,919)         (4,486)        (2,764)        (1,981)         (62,150)
Extraordinary charge on early                (2,577)             --             --             --           (2,577)
  retirement of debt................
                                           ---------------------------------------------------------------------------
  Net loss..........................       $(55,496)        $(4,486)       $(2,764)       $(1,981)        $(64,727)
                                           ===========================================================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidating Statement of Cash Flows  - Year Ended December 31, 1998

                                                                                          CONSOLIDATING
                                                                                            AND
                                                           GUARANTOR      NON-GUARANTOR    ELIMINATING
                                             SYSTEMS      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                           --------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.................................. $(55,496)        $(4,486)       $(2,764)        $(1,981)        $(64,727)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization..........   19,336             996            340           2,494           23,166
  Amortization of debt discount,
     deferred financing and other.........      977              --             --              --              977
   Extraordinary charge on early
     retirement of debt...................    2,577              --             --              --            2,577
   Change in operating assets and
     liabilities, net of acquisitions:
     Subscriber receivables, net of
       unearned revenue...................   (1,283)           (222)          (252)             --           (1,757)
     Other receivables....................   (2,144)             32            (18)             --           (2,130)
     Inventory............................   (7,335)           (477)          (237)             --           (8,049)
     Prepaid expenses and other...........   (1,189)            (36)            (3)             --           (1,228)
     Trade accounts payable...............    5,357            (145)          (144)             --            5,068
     Interest payable.....................   10,223              --             --              --           10,223
     Accrued payroll and other............  (10,253)          4,827          5,231            (513)            (708)
                                            --------------------------------------------------------------------------
 Net cash provided by (used in)
  operating activities....................  (39,230)            489          2,153              --          (36,588)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets..... (104,487)             --             --              --         (104,487)
Offering proceeds and investment
   earnings placed in escrow..............  (51,617)             --             --              --          (51,617)
Purchases of property and equipment.......   (2,858)           (341)          (118)             --           (3,317)
Other.....................................     (500)             --             --              --             (500)
                                           --------------------------------------------------------------------------
Net cash used in investing activities..... (159,462)           (341)          (118)             --         (159,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of 12 3/8%
   Notes .................................  189,150              --             --              --          189,150
Borrowings under bank debt................   90,000              --             --              --           90,000
Principal payments on bank debt...........  (83,000)             --             --              --          (83,000)
Principal payments on notes payable
   and obligations under capital leases...   (3,639)            (36)            --              --           (3,675)
Increase in deferred financing costs......   (5,138)             --             --              --           (5,138)
                                           --------------------------------------------------------------------------
Net cash provided by (used in)
   financing activities...................  187,373             (36)            --              --          187,337
                                           --------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents........................  (11,319)            112          2,035              --           (9,172)
Cash and cash equivalents, beginning
of period.................................   12,146           1,077            409              --           13,632
                                           --------------------------------------------------------------------------
Cash and cash equivalents, end of period.. $    827         $ 1,189       $  2,444         $    --        $   4,460
                                           ==========================================================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidating Balance Sheet -- December 31, 1999

                                                                                          CONSOLIDATING
                                                                                            AND
                                                           GUARANTOR      NON-GUARANTOR    ELIMINATING
                                             SYSTEMS      SUBSIDIARIES    SUBSIDIARIES    ADJUSTMENTS   CONSOLIDATED
                                           --------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents..............  $    2,850      $  132         $  254         $      --        $    3,236
   Restricted cash, current portion.......       23,731         --             --                --            23,731
   Subscriber receivables, net............       10,118      1,445            770                --            12,333
   Other receivables......................        1,599         --             --                --             1,599
   Intercompany receivables...............        5,555         --             --            (5,555)               --
   Inventory..............................        2,525        331            252                --             3,108
   Prepaid expenses and other.............        1,642          8              2                --             1,652
                                           --------------------------------------------------------------------------
Total current assets......................       48,020      1,916          1,278            (5,555)           44,659
Property and equipment, net...............        5,459        256            138                --             5,853
Investment in subsidiaries................       17,144         --             --           (17,144)               --
Intangible assets, net....................      213,229     22,930            767                --           236,926
Deferred financing costs..................        7,318         --             --                --             7,318
Other assets..............................          173         87             --                --               260
                                           --------------------------------------------------------------------------
     Total assets.........................    $ 291,343    $25,189         $2,183         $ (22,699)        $ 296,016
                                           ==========================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable.................   $   22,858    $    18         $   17         $     --          $  22,893
   Interest payable.......................       11,659         --             --               --             11,659
   Current maturities of long-term obligations    3,248         --             --               --              3,248
   Unearned revenue......................         7,146      1,065            458               --              8,669
   Accrued payroll and other.............           734      7,032          1,638           (8,461)               943
                                           --------------------------------------------------------------------------
Total current liabilities................        45,645      8,115          2,113           (8,461)            47,412
Long-term obligations, net of current maturities:
   12 3/8% Notes.........................       195,000         --             --               --            195,000
   Bank debt.............................        52,000         --             --               --             52,000
   Seller notes payable..................         6,932         --             --               --              6,932
   Other notes payable and obligations under
     capital leases......................           103         --             --               --                103
   Minority interest.....................            --         --             --              936                936
                                           --------------------------------------------------------------------------
Total long-term obligations, net of
  current maturities.....................       254,035         --             --              936            254,971
                                           --------------------------------------------------------------------------
Total liabilities........................       299,680      8,115          2,113           (7,525)           302,383

Stockholder's Equity (Deficit):
   Common Stock..........................            --        896             --             (896)                --
   Additional paid-in capital............       193,145      1,967             --           (1,967)           193,145
   Retained earnings (accumulated deficit)     (201,482)    14,211             70          (12,311)          (199,512)
                                           --------------------------------------------------------------------------
Total Stockholder's equity (deficit)....         (8,337)    17,074             70          (15,174)            (6,367)
                                           --------------------------------------------------------------------------
     Total liabilities and Stockholder's equity
       (deficit)........................      $ 291,343    $25,189         $2,183        $ (22,699)         $ 296,016
                                           ==========================================================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidating Statement of Operations  - Year Ended December 31, 1999

                                                                                CONSOLIDATING
                                                                                   AND
                                                     GUARANTOR   NON-GUARANTOR  ELIMINATING
                                          SYSTEMS  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                                        ------------------------------------------------------------------
Revenue:
  DBS services......................      $112,714   $ 18,130    $ 9,089        $   --     $ 139,933
  Lease and other...................           636          3          1            --           640
                                        ------------------------------------------------------------------
Total revenue.......................       113,350     18,133      9,090            --       140,573
Costs and expenses:
  Costs of DBS services.............        71,510     11,516      5,664            --        88,690
  System operations.................        14,349      3,495      2,155          (266)       19,733
  Sales and marketing...............        58,452      4,142      2,339            --        64,933
  General and administrative........        15,703         --         --            --        15,703
  Depreciation and amortization.....        32,562      3,054        347            --        35,963
                                        ------------------------------------------------------------------
Total costs and expenses............       192,576     22,207     10,505          (266)      225,022
                                        ------------------------------------------------------------------
Operating income (loss).............       (79,226)    (4,074)    (1,415)          266       (84,449)
Non-operating items:
  Interest and investment income....         2,393         --         --            --         2,393
  Interest expense..................       (32,434)        (5)        (2)           --       (32,441)
  Other non-operating expenses .....          (258)      (144)        --            --          (402)
                                        ------------------------------------------------------------------
Total non-operating items...........       (30,299)      (149)        (2)           --       (30,450)
                                        ------------------------------------------------------------------
Income (loss) before income taxes...      (109,525)    (4,223)    (1,417)          266      (114,899)
Income taxes........................            --         --         --            --            --
                                        ------------------------------------------------------------------
Income (loss) before extraordinary        (109,525)    (4,223)    (1,417)          266      (114,899)
  charge............................
Extraordinary charge on early               (2,935)        --         --            --        (2,935)
  retirement of debt................
                                        ------------------------------------------------------------------
  Net income (loss).................     $(112,460)   $(4,223)   $(1,417)     $    266     $(117,834)
                                        ==================================================================

                            GOLDEN SKY SYSTEMS, INC.

13.  CONSOLIDATING FINANCIAL INFORMATION AND SUBSIDIARY GUARANTORS - CONTINUED

Consolidating Statement of Cash Flows  - Year Ended December 31, 1999

                                                                                CONSOLIDATING
                                                                                   AND
                                                     GUARANTOR   NON-GUARANTOR  ELIMINATING
                                          SYSTEMS  SUBSIDIARIES  SUBSIDIARIES   ADJUSTMENTS   CONSOLIDATED
                                        ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).......................$(112,460)    $(4,223)   $(1,417)          $266      $(117,834)
Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation and amortization........   32,562       3,054        347             --         35,963
   Amortization of debt discount,
     deferred financing costs and other.    1,126          --        266           (266)         1,126
   Earned stock compensation............      154          --         --             --            154
   Extraordinary charge on early
     retirement of debt.................    2,935          --        --              --          2,935
   Change in operating assets and
     liabilities, net of acquisitions:
     Subscriber receivables, net of
       unearned revenue.................     (472)       (126)        57             --           (541)
     Other receivables..................      236          87         18            847          1,188
     Inventory..........................    6,730         252         56             --          7,038
     Prepaid expenses and other.........      177          29          1             --            207
     Trade accounts payable.............    9,376         (31)         9             --          9,354
     Interest payable...................      650          --        --              --            650
     Accrued payroll and other..........    1,106         (97)    (1,498)          (847)        (1,336)
                                        ------------------------------------------------------------------
Net cash used in operating activities...  (57,880)     (1,055)    (2,161)            --        (61,096)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of Rural DIRECTV Markets...  (35,339)          --        --             --        (35,339)
Purchases of minority interests.........   (1,439)          --        --             --         (1,439)
Proceeds from interest escrow account...   24,224           --        --             --         24,224
Release of amounts reserved for
   contingent reduction of bank debt....    5,449           --        --             --          5,449
Investment earnings placed in escrow ...   (1,787)          --        --             --         (1,787)
Purchases of property and equipment.....   (3,423)          --       (29)            --         (3,452)
Other...................................      114           (2)       --             --            112
                                        ------------------------------------------------------------------
Net cash used in investing activities...  (12,201)          (2)      (29)            --        (12,232)
CASH FLOWS FROM FINANCING ACTIVITIES
Bank borrowing..........................   38,000           --        --             --         38,000
Principal payments on bank debt.........  (53,000)          --        --             --        (53,000)
Principal payments on notes payable
   and obligations under capital leases.   (8,846)          --        --             --         (8,846)
Increase in deferred financing costs....     (869)          --                                    (869)
Capital contribution from minority
   partner .............................    1,428           --        --             --          1,428
Capital contribution from Golden Sky
   DBS, Inc.............................   95,391           --        --             --         95,391
                                        ------------------------------------------------------------------
Net cash provided by financing
  activities............................   72,104           --        --             --         72,104
                                        ------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents......................    2,023       (1,057)   (2,190)            --         (1,224)
Cash and cash equivalents, beginning
  of period............................       827        1,189     2,444             --          4,460
                                        ------------------------------------------------------------------
Cash and cash equivalents, end of
  period............................... $   2,850    $     132    $  254        $    --      $   3,236
                                        ==================================================================

                            GOLDEN SKY SYSTEMS, INC.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

    Golden Sky's quarterly results of operations are summarized as follows (in thousands):

                                                                           THREE MONTHS ENDED
                                                    -----------------------------------------------------------------
                                                      MARCH 31        JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                    -----------------------------------------------------------------
Period Ended December 31, 1998:
   Total revenue..................................     $ 14,129       $ 16,849          $ 19,912          $ 25,034
   Operating loss.................................       (6,034)        (8,806)          (11,462)          (16,884)
    Loss before extraordinary charge..............       (8,287)       (11,761)          (17,354)          (24,748)
   Net loss.......................................       (8,287)       (14,338)          (17,354)          (24,748)

Period Ended December 31, 1999:
   Total revenue..................................     $ 29,036       $ 31,389          $ 36,732          $ 43,416
   Operating loss.................................      (16,734)       (19,166)          (29,930)          (18,619)
    Loss before extraordinary charge..............      (24,260)       (26,547)          (37,448)          (26,644)
   Net loss.......................................      (27,195)       (26,547)          (37,448)          (26,644)


                                  EXHIBIT INDEX

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

         4.1 Indenture, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., as issuer, Argos Support Services Company, as guarantor, PrimeWatch, Inc., as guarantor, and State Street Bank and Trust Company of Missouri, N.A., as trustee, relating to the 12 3/8% Senior Subordinated Notes due 2006, Series A and 12 3/8% Senior Subordinated Notes due 2006, Series B of Golden Sky Systems, Inc. (Exhibit 4.1 to Registration Statement on Form S-4 No. 333-64367)

         4.2 Form of 12 3/8% Senior Subordinated Note due 2006, Series B of Golden Sky Systems, Inc. (Included in Exhibit 4.1 to Registration Statement on Form S-4 No. 333-64367)

         4.3 Registration Rights Agreement, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and NationsBanc Montgomery Securities LLC, as initial purchasers. (Exhibit 4.3 to Registration Statement on Form S-4 No. 333-64367)

         4.4 Escrow Agreement, dated as of July 31, 1998, by and among State Street Bank and Trust Company of Missouri, N.A., as escrow agent and as trustee under the Indenture, and Golden Sky Systems, Inc. (Exhibit 4.4 to Registration Statement on Form S-4 No. 333-64367)

         4.5 Account Control Agreement, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., State Street Bank and Trust Company of Missouri, N.A., as escrow agent and as custodian and securities intermediary. (Exhibit 4.5 to Registration Statement on Form S-4 No. 333-64367)

         10.1 Purchase Agreement, dated July 24, 1998, among Golden Sky Systems, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and NationsBanc Montgomery Securities LLC, relating to the issuance and sale of $195,000,000 aggregate principal amount of 12 3/8% Senior Subordinated Notes due 2006, Series A of Golden Sky Systems, Inc. (Exhibit 10.1 to Registration Statement on Form S-4 No. 333-64367)

         10.2 Amended and Restated Credit Agreement, dated as of May 8, 1998, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent. (Exhibit 10.2 to Registration Statement on Form S-4 No. 333-64367)

         10.3 First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 1999, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as

                Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent. (Exhibit 10.17 to Registration Statement on Form S-4 No. 333-64367)

         10.4 Form of NRTC/Member Agreement for Marketing and Distribution of DBS Services, as amended. (Exhibit 10.3 to Registration Statement on Form S-4 No. 333-64367)

         10.6 Employment Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and Rodney A. Weary. (Exhibit 10.6 to Registration Statement on Form S-4 No. 333-64367)*

         10.7 Non-Competition Agreement between Golden Sky Systems, Inc., and Rodney A. Weary. (Exhibit 10.11 to Registration Statement on Form S-4 No. 333-64367)*

         10.8 Employment Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and Jo Ellen Linn. (Exhibit 10.7 to Registration Statement on Form S-4 No. 333-64367)*

         10.9 Non-Competition Agreement between Golden Sky Systems, Inc. and Jo Ellen Linn. (Exhibit 10.12 to Registration Statement on Form S-4 No. 333-64367)*

         10.10 Employment Agreement, dated as of November 3, 1997, between Golden Sky Systems, Inc. and William J. Gerski. (Exhibit 10.8 to Registration Statement on Form S-4 No. 333-64367)*

         10.11 Employment Agreement, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.10 to Registration Statement on Form S-4 No. 333-64367)*

         10.12 Non-Competition Agreement, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.13 to Registration Statement on Form S-4 No. 333-64367)*

         10.13 Confidentiality and Proprietary Rights Agreements, dated August 24, 1998, between Golden Sky Systems, Inc. and John R. Hager. (Exhibit 10.15 to Registration Statement on Form S-4 No. 333-64367)*

         10.14 Form of Director Indemnification Agreement, dated February 12, 1997, between Golden Sky Systems, Inc. and each of the members of its Board of Directors. (Exhibit 10.14 to Registration Statement on Form S-4 No. 333-64367)

         10.15 Exchange Agency Agreement, dated as of November 24, 1998, between Golden Sky Systems, Inc. and State Street Bank and Trust Company of Missouri, N.A., as exchange agent. (Exhibit 10.16 to Registration Statement on Form S-4 No. 333-64367)

         10.16 Office Building Lease, dated January 27, 1999, between Belletower Partners, L.L.C. and Golden Sky Systems, Inc. (Exhibit 10.18 to Registration Statement on Form S-4 No. 333-64367)

         10.17 Amendment and Waiver, dated as of June 14, 1999, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent. (Exhibit
                10.24 to Registration Statement on Form S-4 No. 333-76413)

         10.18 Employment Agreement, dated as of February 1, 1999, between Golden Sky Systems, Inc. and Scott R. Brown.* **

         10.19 Noncompetition Agreement, dated as of February 1, 1999, between Golden Sky Systems, Inc. and Scott R. Brown.* **

         10.20 Noncompetition Agreement, dated as of November 3, 1997, between Golden Sky Systems, Inc. and William J. Gerski.* **

         10.21 Stock and Warrant Purchase Agreement, dated as of January 4, 2000, by and among Golden Sky Holdings, Inc. and the investors identified therein.**

         10.22 Agreement and Plan of Merger, dated as of January 10, 2000, among Pegasus Communications Corporation and certain of its shareholders, Pegasus GSS Merger Sub, Inc., Golden Sky Holdings, Inc. and certain of its shareholders. (Exhibit 2.1 to Registration Statement on Form S-4 No. 333-31080)

         10.23 Second Amendment, Consent and Waiver, dated as of January 4, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent.**

         10.24 Third Amendment, Consent and Waiver, dated as of January 20, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent.**

         21.1 Subsidiaries of Golden Sky Systems, Inc. (Exhibit 21.1 to Registration Statement on Form S-4 No. 333-64367)

         24.2 Powers of Attorney of the members of the Board of Directors of Golden Sky Systems, Inc. (Included in the signature pages of this report)**

         27.1   Financial Data Schedule.  **

         99.1 Stock Purchase Agreement, dated as of February 12, 1997, among Golden Sky Systems, Inc., Rodney A. Weary and the investors named therein. (Exhibit 99.3 to Registration Statement on Form S-4 No. 333-64367)

         99.2 Stock Purchase Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., Rodney A. Weary, and the investors named therein. (Exhibit 99.4 to Registration Statement on Form S-4 No. 333-64367)

         99.3 Stockholders Agreement, dated as of November 24, 1997, by and among Golden Sky Holdings, Inc. and the investors and other stockholders named therein. (Exhibit 99.5 to Registration Statement on Form S-4 No. 333-64367)
          -------------
          *  Management contract or compensatory plan or arrangement
          ** Filed herewith.