Form 10-Q
period 2000-03-31
GOLDEN SKY SYSTEMS INC
filed 2000-05-15
CIK 1070669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended March 31, 2000
                                      --------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to ________________.

                        Commission file number 333-64367

                            Golden Sky Systems, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                            43-1749060
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

c/o Pegasus Communication Management Company
225 City Line Avenue, Suite 200
Bala Cynwyd, PA                                                      19004
(Address of principal executive offices)                          (Zip code)

                                 (888) 438-7488
              (Registrant's telephone number, including area code)

                        4700 Belleview Avenue, Suite 300
                              Kansas City, MO 64112
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___
    ---
                   As of May 9, 2000, the Registrant had 1,000 shares of common stock outstanding.

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                            GOLDEN SKY SYSTEMS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2000


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 1999 and
           March 31, 2000 ...............................................    3

         Consolidated Statements of Operations for the
           three months ended March 31, 1999 and 2000....................    4

         Consolidated Statements of Cash Flows for the
           three months ended March 31, 1999 and 2000....................    5

         Notes to Consolidated Financial Statements......................    6

Item 2.  Management's Narrative Analysis of the Results of Operations....    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   12


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings...............................................   13

Item 5.  Other Information...............................................   14

Item 6.  Exhibits and Reports on Form 8-K................................   14

Signature................................................................   16

                            GOLDEN SKY SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                              December 31, 1999     March 31, 2000
                                                              -----------------     --------------
                           ASSETS                                                    (unaudited)

Current assets:
   Cash and cash equivalents ............................          $   3,236           $      25
   Restricted cash ......................................             23,731              11,821
   Accounts receivable, less allowance for doubtful
     accounts of $973 and $942, respectively ............              5,263               4,792
   Inventory ............................................              3,108               2,799
   Prepaid expenses and other ...........................              1,652               1,301
                                                                   ---------           ---------
Total current assets ....................................             36,990              20,738
Property and equipment, net .............................              5,853               4,963
Intangible assets, net ..................................            236,926             229,349
Deferred financing costs, net ...........................              7,318               7,873
Deposits and other ......................................                260                 115
                                                                   ---------           ---------
     Total assets .......................................          $ 287,347           $ 263,038
                                                                   =========           =========

              LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
   Current portion of long-term debt ....................          $   3,248           $   3,205
   Accounts payable .....................................              8,089               5,538
   Accrued interest .....................................             11,659               4,335
   Accrued satellite programming, fees and commissions ..             14,804              14,960
   Accrued expenses .....................................                943               1,380
                                                                   ---------           ---------
Total current liabilities ...............................             38,743              29,418
Long-term debt ..........................................            254,035             256,992
                                                                   ---------           ---------
     Total liabilities ..................................            292,778             286,410
                                                                   ---------           ---------
Commitments and contingent liabilities ..................               --                  --
Minority interest .......................................                936                 868
Stockholder's equity (deficit):
   Common stock; $.01 par value; 1,000 shares authorized,
     issued and outstanding .............................               --                  --
   Additional paid-in capital ...........................            193,145             193,260
   Deficit ..............................................           (199,512)           (217,500)
                                                                   ---------           ---------
   Total stockholder's equity (deficit) .................             (6,367)            (24,240)
                                                                   ---------           ---------
     Total liabilities and stockholder's equity (deficit)          $ 287,347           $ 263,038
                                                                   =========           =========


           See accompanying notes to consolidated financial statements

                            GOLDEN SKY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)


                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                              1999                 2000
                                                            --------             --------
                                                                     (unaudited)
Revenue:
   DBS services ...................................         $ 28,388             $ 43,491
   Lease and other ................................              197                   57
                                                            --------             --------
Total revenue .....................................           28,585               43,548

Operating expenses:
   Programming and technical ......................           17,961               25,956
   General and administrative .....................            7,200                8,698
   Marketing and selling ..........................           11,920                7,586
   Incentive compensation .........................               18                  115
   Lease termination and severance ................             --                  1,222
   Depreciation and amortization ..................            8,220                9,335
                                                            --------             --------
Total costs and expenses ..........................           45,319               52,912
                                                            --------             --------

Loss from operations ..............................          (16,734)              (9,364)

Interest expense ..................................           (8,349)              (8,306)
Interest income ...................................              823                  205
Other expense, net ................................             --                   (523)
                                                            --------             --------

Loss before income taxes ..........................          (24,260)             (17,988)
Income taxes ......................................             --                   --
                                                            --------             --------

Loss before extraordinary items ...................          (24,260)             (17,988)
Extraordinary loss from extinguishment of debt, net           (2,935)                --
                                                            --------             --------

Net loss ..........................................         ($27,195)            ($17,988)
                                                            ========             ========



           See accompanying notes to consolidated financial statements

                            GOLDEN SKY SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                  1999             2000
                                                                --------         --------
                                                                       (unaudited)
Cash flows from operating activities:
  Net loss .............................................        ($27,195)        ($17,988)
  Adjustments to reconcile net loss to net cash used for
   operating activities:
   Depreciation and amortization .......................           8,220            9,335
   Amortization of  debt discount and deferred financing
     costs .............................................             228              294
    Stock incentive compensation .......................              18              115
   Extraordinary loss on extinguishment of debt, net ...           2,935             --
   Bad debt expense ....................................             370            1,050
   Change in assets and liabilities:
       Accounts receivable .............................             920             (223)
       Inventory .......................................           1,463              309
       Prepaid expenses and other ......................             683              351
       Accounts payable and accrued expenses ...........           1,781           (1,827)
       Accrued interest ................................          (6,661)          (7,324)
                                                                --------         --------
Net cash used for operating activities .................         (17,238)         (15,908)
                                                                --------         --------

Cash flows from investing activities:
  Acquisitions .........................................         (20,334)          (1,486)
  Capital expenditures .................................          (1,144)             (47)
  Other ................................................             (48)             324
                                                                --------         --------
  Net cash used for investing activities ...............         (21,526)          (1,209)
                                                                --------         --------

Cash flows from financing activities:
  Contributions by GSDBS ...............................          95,661             --
  Borrowings on bank credit facilities .................          21,000            6,000
  Repayments of bank credit facilities .................         (53,000)            --
  Repayments of long-term debt and capital leases ......          (6,032)          (3,086)
  Restricted cash ......................................          16,898           11,910
  Increase in deferred financing costs .................            (947)            (918)
                                                                --------         --------
Net cash provided by financing activities ..............          73,580           13,906
                                                                --------         --------

Net increase (decrease) in cash and cash equivalents ...          34,816           (3,211)
Cash and cash equivalents, beginning of year ...........           4,460            3,236
                                                                --------         --------
Cash and cash equivalents, end of period ...............        $ 39,276         $     25
                                                                ========         ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest ...............................        $ 14,390         $ 15,216
  Property and equipment acquired under capital leases .              78             --




           See accompanying notes to consolidated financial statements

                            GOLDEN SKY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company:

     Golden Sky Systems, Inc. ("Golden Sky" or together with its subsidiaries, the "Company") provides direct broadcast satellite television ("DBS") services to customers in certain rural areas of 24 states. Until February 1999, Golden Sky was a wholly owned subsidiary of Golden Sky Holdings, Inc. ("GSH"). In February 1999, Golden Sky DBS, Inc. ("GSDBS") was formed for the purpose of completing a private offering (the "13.5% Notes Offering") of 13.5% Senior Discount Notes due 2007 (the "13.5% Notes"). Upon formation, GSDBS issued 100 shares of its common stock to GSH in exchange for $100 and the subsequent transfer of all of the capital stock of Golden Sky to GSDBS. Upon completion of the aforementioned transfer, Golden Sky became a wholly owned subsidiary of GSDBS and GSDBS became a wholly owned subsidiary of GSH.

     On May 5, 2000, GSH merged (the "Merger") with Pegasus GSS Merger Sub, Inc., a wholly owned subsidiary of Pegasus Communications Corporation ("Pegasus" or the "Parent") in a transaction accounted for as a purchase. In connection with the Merger, the stockholders of GSH exchanged all of their outstanding capital stock for approximately 6.1 million shares of Pegasus' Class A Common Stock and options to purchase approximately 349,000 shares of Pegasus' Class A Common Stock and, as a consequence, GSH became a wholly owned subsidiary of Pegasus. Pegasus did not assume, guarantee or otherwise have any liability for GSH's outstanding indebtedness or any other liability of GSH or its subsidiaries. After the Merger, except to the extent permitted under the terms of the 13.5% Notes and Golden Sky's 12.375% Senior Subordinated Notes due 2006, GSH did not assume, guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of Pegasus' subsidiaries.

     Total consideration for the Merger was approximately $1.3 billion, which consisted of approximately 6.1 million shares of Pegasus' Class A Common Stock (amounting to $579.0 million at a price of $95.07 per share, the average closing price per share five days prior and subsequent to the acquisition announcement), options to purchase a total of 349,000 shares of Pegasus' Class A Common Stock (amounting to $33.1 million), approximately $377.8 million of assumed net liabilities (as of March 31, 2000) and a deferred tax liability of approximately $342.8 million, primarily as a result of non-deductible amortization. The accompanying financial statements do not reflect the application of purchase accounting for this transaction.

2.   Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include the accounts of Golden Sky and all of its subsidiaries. All intercompany transactions and balances have been eliminated. Certain amounts for 1999 have been reclassified for comparative purposes.

     The unaudited financial statements reflect all adjustments consisting of normal recurring items which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K for the year then ended.

3.   Equity:

     On May 5, 2000, in connection with the Merger, the stockholders of GSH exchanged all of their outstanding capital stock for shares of Pegasus' Class A Common Stock and options to purchase shares of Pegasus' Class A Common Stock and, as a result, the Company became an indirect wholly owned subsidiary of Pegasus.

     As of December 31, 1999 and March 31, 2000, the Company had one class of Common Stock. The Company's ability to pay dividends on its Common Stock is subject to certain restrictions.
                                       6

                            GOLDEN SKY SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)


4.   Long-Term Debt:


 Long-term debt consists of the following (in thousands):                     December 31,            March 31,
                                                                                 1999                   2000
                                                                           -----------------    ----------------

 Senior Subordinated Notes payable by Golden Sky, due 2006,
   interest at 12.375%, payable semi-annually in arrears on
   February 1 and August 1.............................................            $195,000            $195,000
 Senior seven-year  $115.0 million  revolving credit facility,  payable by Golden Sky, interest at the Company's option at either the bank's rate plus an applicable margin or LIBOR plus an applicable
   margin..............................................................              17,000              23,000
 Senior seven-year $35.0 million term loan facility,  payable by Golden
   Sky, interest at the Company's option at either the bank's rate plus
   an applicable margin or LIBOR plus an applicable margin.............              35,000              35,000
 Sellers' notes, due 2000 to 2003, interest at 6.75% to 7% ............               9,823               6,916
 Capital leases and other..............................................                 460                 281
                                                                           -----------------    ----------------
                                                                                    257,283             260,197
 Less current maturities...............................................               3,248               3,205
                                                                           -----------------    ----------------
 Long-term debt........................................................            $254,035            $256,992
                                                                           =================    ================

     The Company maintains a $115.0 million senior revolving credit facility and a $35.0 million senior term credit facility (collectively, the "GSS Credit Facility"), which is collateralized by substantially all of the assets of Golden Sky and its subsidiaries. The GSS Credit Facility is subject to certain financial covenants as defined in the loan agreement, including a debt to adjusted cash flow covenant. As of March 31, 2000, $35.9 million of stand-by letters of credit were issued pursuant to the GSS Credit Facility, including $6.9 million collateralizing the Company's outstanding sellers' notes.

    In January 2000, Golden Sky completed an amendment to the GSS Credit Facility. The amendment, which was effective as of December 31, 1999, waived Golden Sky's third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. Pursuant to the amendment, Golden Sky was authorized to borrow up to an additional $20.0 million under the GSS Credit Facility prior to March 31, 2000. These incremental borrowings, which were secured by letters of credit provided by certain of GSH's shareholders, were required to be repaid by May 31, 2000. Upon repayment of the incremental borrowings, Golden Sky will have potential incremental borrowing capacity during the remainder of the year ending December 31, 2000 equal to the lesser of equity contributed by Pegasus to repay the incremental borrowings and fund other working capital requirements or $20.0 million. On May 9, 2000, Pegasus made an $8.0 million capital contribution to Golden Sky that was used to repay the incremental borrowings. Golden Sky anticipates that it will receive additional capital contributions from Pegasus, thereby resulting in additional borrowing capacity. As of March 31, 2000, Golden Sky was in compliance with the GSS Credit Facility's amended covenants.

     Golden Sky will be required to make an offer (the "12.375% Notes Offer") to the holders of its 12.375% Senior Subordinated Notes due 2006 (the "12.375% Notes") to purchase the 12.375% Notes for 101% of their principal amount plus accrued interest as a result of the Merger. If the 12.375% Notes Offer is accepted by any of the note holders and Golden Sky is unable to purchase the 12.375% Notes tendered, Golden Sky may be in default of the terms of the 12.375% Notes Indenture. Pegasus has entered into an agreement with an investment bank under which that investment bank has agreed to purchase any and all 12.375% Notes tendered in response to the 12.375% Notes Offer.

     The Company's 12.375% Notes may be redeemed, at the option of the Company, in whole or in part, at various points of time after August 1, 2003 at the redemption prices specified in the 12.375% Notes Indenture, plus accrued and unpaid interest thereon.

     The Company's indebtedness contains certain financial and operating covenants, including restrictions on the Company's ability to incur additional indebtedness, to create liens and to pay dividends.

                            GOLDEN SKY SYSTEMS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)



5.       Commitments and Contingent Liabilities:

Legal Matters:

     From time to time the Company is involved with claims that arise in the normal course of business. In the opinion of management, the ultimate liability with respect to these claims will not have a material adverse effect on the consolidated operations, liquidity, cash flows or financial position of the Company.

     The Company is a rural affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation, DIRECTV's parent, and between the Company and the NRTC.

     On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. On July 22, 1999, DIRECTV responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the NRTC. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the NRTC is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(Degree) W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(Degree) W orbital location. DIRECTV also alleges in its counterclaim that the NRTC's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the NRTC, does not provide for certain programming and other rights comparable to those now provided under the contract.

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

     On January 10, 2000, the Company and Pegasus filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and Pegasus. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

     On February 10, 2000, the Company and Pegasus filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and Pegasus also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000 and has been transferred to the judge assigned to the actions filed by the Company and Pegasus and by the NRTC.

     Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our business; and other factors referenced in this Report and in reports and registration statements filed by Golden Sky Systems and its parent companies, Golden Sky DBS, Inc. and Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     In reliance upon General Instruction (H)(2)(a) of Form 10-Q, Golden Sky Systems is providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of the results of operations of Golden Sky Systems should be read in conjunction with the consolidated financial statements and related notes which are included on pages 3-8 herein.

General

     Golden Sky Systems, Inc. is:

     o A wholly owned subsidiary of Golden Sky DBS, Inc., which is a wholly owned subsidiary of Golden Sky Holdings, Inc. Golden Sky Holdings is a wholly owned subsidiary of Pegasus Communications Corporation.

     o An independent provider of DIRECTV with 351,000 subscribers at March 31, 2000. We have the exclusive right to distribute DIRECTV digital broadcast satellite services to approximately 1.9 million rural households in 24 states.

     We were originally formed in June 1996 to acquire, own and manage rights to distribute DIRECTV services to residential households and commercial establishments in certain rural areas of the United States. On May 5, 2000, we became a wholly owned subsidiary of Pegasus Communications Corporation, the largest independent provider of DIRECTV, through a merger of Golden Sky Holdings with a subsidiary of Pegasus.

     In connection with the merger, the stockholders of Golden Sky Holdings exchanged all of their capital stock for approximately 6.1 million shares of Pegasus' Class A Common Stock and options to purchase a total of 349,000 shares of Pegasus' Class A Common Stock and, as a consequence, we became a wholly owned subsidiary of Pegasus Communications Corporation.

     Total consideration for the merger was approximately $1.3 billion, which consisted of:

     o approximately 6.1 million shares of Pegasus' Class A Common Stock (amounting to $579.0 million),

     o options to purchase a total of 349,000 shares of Pegasus' Class A Common Stock (amounting to $33.1 million),

     o approximately $377.8 million in assumed net liabilities (as of March 31, 2000), and

     o a deferred tax liability of approximately $342.8 million, primarily as a result of non-deductible amortization.

     Revenues are principally derived from monthly customer subscription and pay-per-view services.

     In this section, we use the terms pre-marketing operating expenses, pre-marketing cash flow and location cash flow. Pre-marketing operating expenses consist of:

     o programming and technical expenses, including amounts paid to programming suppliers, digital satellite system authorization charges and satellite control fees, each of which is paid on a per subscriber basis, and DIRECTV royalties which are equal to 5% of DBS services revenue, and

     o general and administrative expenses, including administrative costs associated with our sales and customer service operations.

     Pre-marketing cash flow is calculated by taking our earnings and adding back the following expenses:

     o    interest,

     o    income taxes,

     o    depreciation and amortization,

     o non-cash charges, such as incentive compensation under our stock option plan,

     o    extraordinary items,

     o non-recurring charges, such as costs associated with our merger with Pegasus, and

     o subscriber acquisition costs, which are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new subscribers.

     Location cash flow is pre-marketing cash flow less subscriber acquisition costs.

     Pre-marketing cash flow and location cash flow are not, and should not be considered, an alternative to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing cash flow and location cash flow also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures, or to react to changes in our industry or the economy generally. We believe that pre-marketing cash flow and location cash flow are important, however, for the following reasons:

     o those who follow our industry frequently use them as measures of performance and ability to pay debt service, and

     o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

Results of Operations

Three months ended March 31, 2000 compared to three months ended March 31, 1999

     At March 31, 2000, we had exclusive DIRECTV distribution rights to approximately 1.9 million households. At March 31, 2000, we served 351,000 subscribers, as compared to 257,000 subscribers at March 31, 1999. Subscriber penetration increased from 14.3% at March 31, 1999 to 18.9% at March 31, 2000.

     Revenues for the three months ended March 31, 2000 were $43.5 million, an increase of $15.0 million, or 52%, compared to revenues of $28.6 million for the same period in 1999. The increase is primarily due to an increase in the average number of subscribers in the first quarter of 2000 compared to the first quarter of 1999. The average monthly revenue per subscriber was $41.61 for the three months ended March 31, 2000 compared to $39.28 for the same period in 1999.

     Pre-marketing operating expenses were $34.7 million for the three months ended March 31, 2000, an increase of $9.5 million, or 38%, compared to $25.2 million for the same period in 1999. The increase is attributable to significant growth in subscribers over the last twelve months. As a percentage of revenue, pre-marketing operating expenses were 79.6% for the three months ended March 31, 2000 compared to 88.0% for the same period in 1999.

     Subscriber acquisition costs were $7.6 million for the three months ended March 31, 2000, a decrease of $4.3 million compared to $11.9 million for the same period in 1999. Gross subscriber additions were 25,400 during the three months ended March 31, 2000 compared to 30,600 for the same period in 1999. Subscriber acquisition costs per gross subscriber addition were $298 for the three months ended March 31, 2000 compared to $389 for the same period in 1999. The decrease in subscriber acquisition costs per gross subscriber addition is due to a decrease in promotional programming.

     Incentive compensation under our stock option plan was $115,000 for the three months ended March 31, 2000 compared to $18,000 for the same period in 1999.

     Lease termination and severance expenses totaled $1.2 million for the three months ended March 31, 2000. These expenses resulted from the implementation of our previously disclosed plans to close our local sales offices during 2000 and to reduce corporate overhead expenses through headcount and other expense reductions. During the three months ended March 31, 2000, we closed or sold to third-party retailers 36 of our local sales offices. As a result of our merger with Pegasus on May 5, 2000, we anticipate closing our remaining local sales offices during the balance of the year. Also as part of our plan to transition from a principally direct sales distribution model to a largely indirect, retail sales distribution model, we have increased the number of third-party retailers of our direct broadcast satellite television service in our markets. Our number of employees decreased from approximately 900 at the beginning of 2000 to less than 500 as of March 31, 2000. Further reductions in our workforce are expected as a result of our plans described above.

     Depreciation and amortization expense was $9.3 million for the three months ended March 31, 2000, an increase of $1.1 million, or 14%, compared to $8.2 million for the same period in 1999. The increase in depreciation and amortization is primarily due to an increase in the intangible asset base as the result of DBS acquisitions that occurred in 1999.

     Interest expense was $8.3 million for the three months ended March 31, 2000 and 1999. Interest income was $205,000 for the three months ended March 31, 2000, a decrease of $618,000, or 75%, compared to interest income of $823,000 for the same period in 1999. The decrease in interest income is due to lower average cash balances, including restricted cash, in the first quarter of 2000 as compared to the first quarter of 1999.

     Other expenses were $523,000 for the three months ended March 31, 2000. These expenses primarily reflect merger costs.

     Pre-marketing cash flow approximated $8.9 million for the three months ended March 31, 2000, an increase of $5.5 million, or 160%, compared to $3.4 million for the same period in 1999. Pre-marketing cash flow increased as a result of acquisitions and internal growth in Golden Sky's subscriber base and lower operating and corporate overhead expenses as previously described.

Year 2000

     The year 2000 issue is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other equipment as the year 2000 is approached and reached. An issue exists for all companies that rely on computers. This issue involves computer programs and applications that were written using two digits rather than four to identify the applicable year, and could result in systems failures or miscalculations. We have completed an assessment of and taken corrective measures to mitigate the potential adverse effects the year 2000 issue may have on our operations. Costs in connection with any modifications to make our systems compliant have not been and are not expected to be material. We are not currently aware of any operational or technical problems as a result of the change to the year 2000 and will continue to monitor the potential adverse impact of the year 2000 issue on our business; however, there can be no assurance that the year 2000 issue will not have a material adverse impact on our financial condition or our results of operations in the future.

Seasonality

     Golden Sky Systems' operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues in the short-term until the impact of such advertising and promotion is realized in future periods.

Inflation

     Golden Sky Systems believes that inflation has not been a material factor affecting its business. In general, Golden Sky Systems' revenues and expenses are impacted to the same extent by inflation. A majority of Golden Sky Systems' indebtedness bears interest at a fixed rate.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As a result of the subsequent issuance of SFAS No. 137 in July 1999, SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. Management believes that the adoption of SFAS No. 133 will not have a material effect on our business, financial position or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition" ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met in order to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The subsequent issuance of SAB 101A has deferred the timing of the adoption of the requirements until the second quarter of 2000. Management believes that the adoption of SAB 101 will not have a material effect on our business, financial position or results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In reliance upon General Instruction (H)(2)(c) of Form 10-Q, Golden Sky Systems has omitted the disclosure required by this item.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     DIRECTV/NRTC Litigation. On June 3, 1999, the National Rural Telecommunications Cooperative filed a lawsuit in federal court against DIRECTV seeking a court order to enforce the National Rural Telecommunications Cooperative's contractual rights to obtain from DIRECTV certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the National Rural Telecommunications Cooperative's members and affiliates in their rural markets. The National Rural Telecommunications Cooperative also sought a temporary restraining order preventing DIRECTV from marketing the premium programming in such markets and requiring DIRECTV to provide the National Rural Telecommunications Cooperative with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the National Rural Telecommunications Cooperative a preliminary injunction on such matters, without deciding the underlying claims. On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. In particular, DIRECTV contends in its counterclaim that the term of DIRECTV's contract with the National Rural Telecommunications Cooperative is measured solely by the orbital life of DBS-1, the first DIRECTV satellite launched into orbit at the 101(degree)W orbital location, without regard to the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. DIRECTV also alleges in its counterclaim that the National Rural Telecommunications Cooperative's right of first refusal, which is effective at the end of the term of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not provide for certain programming and other rights comparable to those now provided under the contract. On September 8, 1999, the court denied a motion by DIRECTV to dismiss certain of the National Rural Telecommunications Cooperative's claims, leaving all of the causes of action asserted by the National Rural Telecommunications Cooperative at issue.

     On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On November 15, 1999, the court granted a motion by DIRECTV and dismissed a portion of the National Rural Telecommunications Cooperative's lawsuit regarding launch fees and other benefits. In particular, the court dismissed the tort claim asserted by the National Rural Telecommunications Cooperative, but left in place the remaining claims asserted by the National Rural Telecommunications Cooperative. The court also consolidated that lawsuit with the other pending National Rural Telecommunications Cooperative/DIRECTV lawsuit. The court set various discovery and motion deadlines for the spring and summer of 2000 but did not set a trial date.

     On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion seeks a court order that the National Rural Telecommunications Cooperative's right of first refusal, effective at the termination of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not include programming services and is limited to 20 program channels of transponder capacity. The hearing date on DIRECTV's motion was vacated by the court pending resolution of certain procedural issues raised by a new lawsuit we and Pegasus filed against DIRECTV, discussed below. The court has not yet set a trial date on the merits of the motion for partial summary judgment.

     On January 10, 2000, we and Pegasus Satellite Television, Inc. filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contains causes of action for various torts, common counts and declaratory relief based on DIRECTV's failure to provide the National Rural Telecommunications Cooperative with premium programming, thereby preventing the National Rural Telecommunications Cooperative from providing this programming to the class members and affiliates. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

     On February 10, 2000, we and Pegasus Satellite Television, Inc. filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. We and Pegasus Satellite Television also withdrew the class action allegations to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative and its members and affiliates could have a material adverse effect on our direct broadcast satellite business.

     Other Matters. In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 5.  OTHER INFORMATION

     On May 5, 2000, pursuant to the terms of an Agreement and Plan of Merger among Pegasus Communications Corporation, Golden Sky Holdings, Inc., our indirect parent, Pegasus GSS Merger Sub, Inc., a wholly owned subsidiary of Pegasus, certain stockholders of Pegasus and certain stockholders of Golden Sky Holdings, Inc., Golden Sky Holdings, Inc. was merged into Pegasus GSS Merger Sub, Inc. and became a wholly owned subsidiary of Pegasus Communications Corporation. As a consequence, we became an indirect wholly owned subsidiary of Pegasus Communications Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              The following documents are filed as Exhibits to this Report on Form 10-Q or incorporated by reference herein. Each document incorporated by reference is identified by a parenthetical reference to the prior filing in which it was included.

               10.21 Stock and Warrant Purchase Agreement, dated as of January 4, 2000, by and among Golden Sky Holdings, Inc. and the investors identified therein ((Exhibit 10.21 to Annual Report on Form 10-K for the period ended December 31, 1999)(File No. 333-64367)).

               10.22 Agreement and Plan of Merger, dated as of January 10, 2000, among Pegasus Communications Corporation and certain of its shareholders, Pegasus GSS Merger Sub, Inc., Golden Sky Holdings, Inc. and certain of its shareholders. ((Exhibit 2.1 to Registration Statement on Form S-4)(File No. 333-31080)).

               10.23 Second Amendment, Consent and Waiver, dated as of January 4, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent ((Exhibit 10.23 to Annual Report on Form 10-K for the period ended December 31, 1999)(File No. 333-64367)).

               10.24 Third Amendment, Consent and Waiver, dated as of January 20, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent ((Exhibit 10.24 to Annual Report on Form 10-K for the period ended December 31, 1999)(File No. 333-64367)).

               27.1      Financial Data Schedule.

(b)      Reports on Form 8-K

              On January 18, 2000, we filed a Current Report on Form 8-K reporting, under Item 5, that Golden Sky Holdings, Inc. had entered into a definitive merger agreement with Pegasus Communications Corporation.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Sky Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GOLDEN SKY SYSTEMS, INC.

May 12, 2000                        By: /s/ M. Kasin Smith
-----------------------             ----------------------
Date                                M. Kasin Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)