Form 10-Q
period 2000-09-30
GOLDEN SKY SYSTEMS INC
filed 2000-11-14
CIK 1070669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 2000
                                      ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

       For the transition period from _______________ to ________________.

                        Commission file number 333-64367


                            GOLDEN SKY SYSTEMS, INC.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             Delaware                                  43-1749060
             --------                                  ----------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

c/o Pegasus Communication Management Company
225 City Line Avenue, Suite 200, Bala Cynwyd, PA           19004
------------------------------------------------           -----
 (Address of principal executive offices)                (Zip code)

Registrant's telephone number, including area code:  (888) 438-7488
                                                     --------------

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X   No ___
     -----

         As of November 14, 2000, the Registrant had 100 shares of common stock outstanding.

         The Registrant meets the conditions set forth in General Instruction H
(1)(a) and (b) of Form 10-Q and is therefore filing this Form with reduced disclosure format.

                            GOLDEN SKY SYSTEMS, INC.

                                    Form 10-Q
                                Table of Contents
                For the Quarterly Period Ended September 30, 2000


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
            December 31, 1999 and September 30, 2000...................      4

         Consolidated Statements of Operations
           Three months ended September 30, 1999 and 2000..............      5

         Consolidated Statements of Operations
           Nine months ended September 30, 1999 and 2000...............      6

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 1999 and 2000...............      7

         Notes to Consolidated Financial Statements....................      8

Item 2.  Management's Narrative Analysis of the Results of Operations..     12

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................     15

Item 6.  Exhibits and Reports on Form 8-K..............................     15

Signature..............................................................     16

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            Golden Sky Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                                   December 31,      September 30,
                                                                                      1999               2000
                                                                                   -----------        ----------
                                                                                                      (unaudited)
                                       ASSETS
Current  assets:
     Cash and cash equivalents                                                         $3,236    |      $3,115
     Restricted cash                                                                   23,731    |           -
     Accounts receivable, net                                                           5,263    |      10,633
     Inventory                                                                          3,108    |           -
     Prepaid expenses and other                                                         1,652    |       2,838
                                                                                    ---------    |  ----------
       Total current assets                                                            36,990    |      16,586
                                                                                                 |
Property and equipment, net                                                             5,853    |       3,965
Intangible assets, net                                                                236,926    |   1,430,398
Deferred financing costs, net                                                           7,318    |       6,920
Deposits and other                                                                        260    |       3,067
                                                                                    ---------    |  ----------
                                                                                                 |
     Total assets                                                                    $287,347    |  $1,460,936
                                                                                    ==========   |  ==========

                            LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt                                                 $3,248    |      $3,091
     Accounts payable                                                                   8,089    |           6
     Accrued interest                                                                  11,659    |       5,442
     Accrued satellite programming, fees and commissions                               14,804    |      16,625
     Accrued expenses and other                                                           943    |      18,387
                                                                                    ---------    |  ----------
       Total current liabilities                                                       38,743    |      43,551
                                                                                                 |
Long-term debt                                                                        254,035    |     250,977
Net advances from affiliates                                                                -    |       2,401
Deferred taxes                                                                              -    |     468,716
                                                                                    ---------    |  ----------
      Total liabilities                                                               292,778    |     765,645
                                                                                    ---------    |  ----------
                                                                                                 |
Commitments and contingent liabilities                                                      -    |           -
                                                                                                 |
Minority interest                                                                         936    |         877
                                                                                                 |
Common stockholder's equity (deficit):                                                           |
     Common stock                                                                           -    |           -
     Other stockholder's equity                                                        (6,367)   |     694,414
                                                                                    ---------    |  ----------
       Total stockholder's equity (deficit)                                            (6,367)   |     694,414
                                                                                    ---------    |  ----------
                                                                                                 |
     Total liabilities and stockholder's equity (deficit)                            $287,347    |  $1,460,936
                                                                                    =========    |  ==========

           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
                      Consolidated Statements of Operations
                                 (In thousands)

                                                                                  Three Months Ended September 30,
                                                                                  -------------------------------
                                                                                       1999             2000
                                                                                  --------------    -------------
                                                                                            (unaudited)

Net revenues:
     DBS services                                                                      $36,195    |    $43,223
     Lease and other                                                                       160    |      2,728
                                                                                      --------    |   --------
       Total net revenues                                                               36,355    |     45,951
                                                                                                  |
Operating expenses:                                                                               |
     Programming, technical, general and administrative                                 32,645    |     31,527
     Marketing and selling                                                              24,396    |     12,433
     Incentive compensation                                                                 40    |          -
     Depreciation and amortization                                                       9,204    |     42,268
     Other expense, net                                                                      -    |         26
                                                                                      --------    |   --------
       Loss from operations                                                            (29,930)   |    (40,303)
                                                                                                  |
Interest expense                                                                        (7,879)   |     (8,688)
Interest income                                                                            494    |        185
Other non-operating expenses, net                                                         (138)   |          -
                                                                                      --------    |   --------
     Loss before income taxes                                                          (37,453)   |    (48,806)
                                                                                                  |
Benefit for income taxes                                                                     -    |    (12,297)
                                                                                      --------    |   --------
     Loss before extraordinary items                                                   (37,453)   |    (36,509)
                                                                                                  |
Extraordinary loss from extinquishment of debt, net                                          -    |          -
                                                                                      --------    |   --------
     Net loss                                                                         ($37,453)   |   ($36,509)
                                                                                      ========    |   ========


           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
                      Consolidated Statements of Operations
                                 (In thousands)

                                                                        Nine Months                       2000
                                                                           Ended           -------------------------------------
                                                                       September 30,       January 1                  May 6
                                                                           1999             to May 5             to September 30
                                                                       ------------        ----------            ---------------
                                                                                           (unaudited)

Net revenues:
     DBS services                                                        $95,765             $58,061        |          $70,602
     Lease and other                                                         545                  85        |            4,474
                                                                         -------             -------        |          -------
       Total net revenues                                                 96,310              58,146        |           75,076
                                                                                                            |
Operating expenses:                                                                                         |
     Programming, technical, general and administrative                   85,589              46,494        |           51,780
     Marketing and selling                                                49,903               9,565        |           17,056
     Incentive compensation                                                   84                 148        |              402
     Depreciation and amortization                                        26,564              12,363        |           68,064
     Other expense, net                                                        -               1,691        |               26
                                                                         -------             -------        |          -------
       Loss from operations                                              (65,830)            (12,115)       |          (62,252)
                                                                                                            |
Interest expense                                                         (24,438)            (11,162)       |          (14,281)
Interest income                                                            2,146                 291        |              206
Other non-operating expenses, net                                           (138)             (1,513)       |             (447)
                                                                         -------             -------        |          -------
     Loss before income taxes and extraordinary items                    (88,260)            (24,499)       |          (76,774)
                                                                                                            |
Benefit for income taxes                                                       -                   -        |          (20,751)
                                                                         -------             -------        |          -------
     Loss before extraordinary items                                     (88,260)            (24,499)       |          (56,023)
                                                                                                            |
Extraordinary loss from extinquishment of debt                            (2,935)                  -        |                -
                                                                         -------             -------        |          -------
     Net loss                                                           ($91,195)           ($24,499)       |         ($56,023)
                                                                         =======             =======        |          =======

           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                   Nine Months                           2000
                                                                      Ended            -------------------------------------------
                                                                  September 30,           January 1                 May 6
                                                                       1999                to May 5             to September 30
                                                                -------------------    ------------------     ---------------------
                                                                                            (unaudited)
Cash flows from operating activities:
     Net cash used for operating activities                         ($58,414)              ($17,726)        |         ($6,592)
                                                                     -------                -------         |         -------
Cash flows from investing activities:                                                                       |
        Acquisitions                                                 (35,778)                (1,509)        |               -
        Merger costs allocated to intangible assets                        -                      -         |         (20,669)
        Capital expenditures                                          (3,075)                  (209)        |          (1,096)
        Other                                                             27                    386         |             950
                                                                     -------                -------         |         -------
     Net cash used for investing activities                          (38,826)                (1,332)        |         (20,815)
                                                                     -------                -------         |         -------
Cash flows from financing activities:                                                                       |
        Repayments of long-term debt                                  (8,537)                (2,907)        |               -
        Net repayments of bank credit facilities                     (15,000)                 8,000         |          (8,000)
        Net advances from affiliates                                       -                      -         |           2,401
        Restricted cash                                               28,005                 11,850         |          11,881
        Debt financing costs                                          (1,016)                  (918)        |               -
        Capital lease repayments                                        (212)                  (203)        |            (105)
        Contributions by parent                                       95,420                      -         |          24,345
                                                                     -------                -------         |         -------
     Net cash provided by financing activities                        98,660                 15,822         |          30,522
                                                                     -------                -------         |         -------
                                                                                                            |
Net increase (decrease) in cash and cash equivalents                   1,420                 (3,236)        |           3,115
Cash and cash equivalents, beginning of year                           4,460                  3,236         |               -
                                                                     -------                -------         |         -------
Cash and cash equivalents, end of period                             $ 5,880                $     -         |         $ 3,115
                                                                     =======                =======         |         =======

           See accompanying notes to consolidated financial statements

                            GOLDEN SKY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

     Golden Sky Systems, Inc. ("Golden Sky" or together with its subsidiaries, the "Company") provides direct broadcast satellite television ("DBS") services to customers in rural areas of 24 states. The Company is a direct wholly owned subsidiary of Golden Sky DBS, Inc. ("GSDBS"). GSDBS is a direct wholly owned subsidiary of Golden Sky Holdings, Inc. ("GSH").

     On May 5, 2000, GSH merged (the "Merger") with and into a subsidiary of Pegasus Communications Corporation ("Pegasus" or the "Parent") in a transaction accounted for as a purchase. In the Merger, the stockholders of GSH exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus' Class A common stock and options to purchase approximately 698,000 shares of Pegasus' Class A common stock. As a consequence of this exchange, GSH became a wholly owned subsidiary of Pegasus. Pegasus did not assume, except only for financial reporting presentation purposes, and does not guarantee or otherwise have any liability for GSH's outstanding indebtedness or any other liability of GSH or its subsidiaries. GSH did not assume and does not guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus or any of Pegasus' subsidiaries.

     Total consideration for the Merger was approximately $1.5 billion, of which the Pegasus' Class A common stock received was valued at $579.0 million (based on a price of $47.54 per share, which was the average closing price per share five days prior and subsequent to the acquisition announcement) and the options to purchase the shares of Pegasus' Class A common stock were valued at $33.2 million. The remaining consideration consisted of approximately $383.0 million of net liabilities assumed by Pegasus and a deferred tax liability of $489.5 million recognized in the Merger. The deferred tax liability was allocated to DBS rights and was attributable to non-deductible amortization related thereto.

     The Merger was a change in control that required Golden Sky to make an offer to purchase its 12.375% Senior Subordinated Notes due 2006 ("12.375% Notes ") from then existing holders. The offer expired June 30, 2000 without any of the notes being tendered.

2.   Basis of Presentation

     The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. The amounts on the balance sheet as of December 31, 1999 were derived from the audited balance sheet as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     The financial statements include the accounts of Golden Sky and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheet and statement of cash flows are presented on a condensed basis. Certain amounts for 1999 have been reclassified for comparative purposes.

     As a result of the Merger and Pegasus' use of the purchase method of accounting for its acquisition of GSH, Pegasus' purchase price was allocable to the Company's assets and liabilities. This "push down" basis of the purchase price increased the Company's intangible assets by approximately $1.2 billion, of which virtually all was allocated to DBS rights. DBS rights are amortized over 10 years. Costs related to the Merger aggregating $20.7 million at September 30, 2000 have also been allocated to DBS rights. As a consequence of the push down accounting applied to the Company, results prior to the Merger are not comparable with those subsequent to the Merger and are segregated on the statement of operations for the year to date period.

     In May 2000, Pegasus completed a two-for-one stock split of its outstanding Class A and Class B common stock in the form of a stock dividend. All references herein to Pegasus' shares and options to purchase these shares reflect the effects of the stock split.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3.   Relationship with Affiliate

     In connection with the Merger, the management of sales and internal administrative and support functions for the Company are performed by Pegasus Satellite Television, Inc. ("PST"). PST is an indirect wholly owned subsidiary of Pegasus. Revenue and related programming and certain subscriber acquisition costs recognized by the Company are based on specific identification with NRTC members operated by the Company. Interest expense recognized by the Company is based on its own debt instruments. Other costs of operation are allocated by PST based on a proportion of the Company's number of subscribers to the combined number of subscribers of the Company and PST. PST owns and manages all inventory, and supplies inventory to the Company to satisfy specific subscriber demands. PST performs most of the Company's cash management functions, including accounts payable. The cost of services provided and incurred by PST for or on behalf of the Company is charged to the Company. Balances due to or from PST are settled in cash periodically.

4.   Long-Term Debt

     In January 2000, the Company amended its $115.0 million senior revolving credit facility and $35.0 million senior term credit facility. This amendment waived the Company's third quarter 1999 covenant violations and amended certain fourth quarter 1999 and year 2000 covenant requirements. The amendment limited further availability under the revolving credit portion through December 31, 2000 to an additional $20.0 million above amounts already outstanding at the time of the amendment. As of September 30, 2000, the Company was in compliance with the credit facility's amended covenants. At September 30, 2000, amounts outstanding under the revolving and term facilities were $17.0 million and $35.0 million, respectively, with $35.9 million of stand-by letters of credit issued thereunder.

     A portion of net proceeds from the issuance of the 12.375% Notes held in an interest escrow account that had been included in restricted cash on the balance sheet was released and used to pay interest due on the notes. No further escrow balances or requirements exist with respect to these notes.

5.  Other Stockholder's Equity

     The increase in other stockholder's equity principally represents the net effect of the increase in the volume of DBS rights and deferred taxes recognized as a result of the push down accounting applied to the merger.

6.  Income Taxes

     With the Merger, the Company is included in the consolidated income tax return of Pegasus. Prior to the Merger, the Company participated in the consolidated income tax return of GSH. Pegasus is in a net operating loss carryforward position for income tax purposes. The tax benefit recognized for the three and nine months ended September 30, 2000 as shown on the statements of operations represents the reversal of deferred tax liabilities recognized in the Merger. No income taxes were reported for the 1999 periods because GSH was in a net operating loss carryforward position.

7.   Supplemental Cash Flow Information

     Significant non-cash investing and financing activities were as follows (in thousands):

                                                                                    Nine months Ended September 30,
                                                                                    -------------------------------
                                                                                        1999               2000
                                                                                        ----               ----
Acquisition of plant under capital leases.....................................        $   78                 -
Notes payable and related acquisition of intangibles..........................         2,925                 -
Customer conversion costs and costs of related equipment......................                           $4,107
Capital contribution received and related acquisition of intangibles..........             -            756,811
Deferred taxes, net and related intangibles...................................             -            489,466

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


8.   Commitments and Contingent Liabilities

Legal Matters:

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

     On January 10, 2000, the Company and Pegasus filed a lawsuit in federal court against DIRECTV which contains causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the NRTC with premium programming, thereby preventing the NRTC from providing this programming to the Company and Pegasus. The claims are also based on DIRECTV's position with respect to launch fees and other benefits, term and rights of first refusal. The complaint seeks monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

     On February 10, 2000, the Company and Pegasus filed an amended complaint which added new tort claims against DIRECTV for interference with plaintiffs' relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The Company and Pegasus later withdrew the class action allegations previously filed to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The class action was filed on February 27, 2000. All four actions are pending before the same judge. On November 20, 2000, the court will hear argument on the motion for class certification and on DIRECTV's motion to dismiss certain of the Company's claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on or about December 11, 2000. The court has set a trial date of November 27, 2001 for all four actions.

     Management is not currently able to predict the outcome of the DIRECTV litigation matters or the effect such outcome will have on the consolidated operations, liquidity, cash flows or financial position of the Company.

9.    New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, becomes effective for companies starting January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At September 30, 2000, this statement does not have any impact on the Company because the Company does not have any derivative instruments, and does not expect to employ any in the foreseeable future.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9.    New Accounting Pronouncements (continued)

     The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101".) SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. The Company will adopt SAB 101 in the fourth quarter of 2000. The Company believes that the adoption of SAB 101 will not have a material impact.

     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transfers occurring after March 31, 2001 and for fiscal years ending after December 15, 2000 with respect to recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. The Company is still analyzing the requirements of this statement and does not fully know whether or not the impact of this statement will be material. At the present time, the Company is not involved with any securitization transactions.

ITEM 2.  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS


     This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc.; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our business; and other factors referenced in this Report and in reports and registration statements filed by us and our parent companies, Golden Sky DBS, Inc. and Pegasus Communications Corporation, from time to time with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     In reliance upon General Instruction (H)(2)(a) of Form 10-Q, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations which explains the reasons for material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year. The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes which are included on pages 4-11 herein.

General

         On May 5, 2000, we became an indirect wholly owned subsidiary of Pegasus Communications Corporation through a merger of a subsidiary of Pegasus and our ultimate parent company Golden Sky Holdings. In the merger, the stockholders of GSH exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus' Class A common stock and options to purchase approximately 698,000 shares of Pegasus' Class A common stock. Total consideration for the merger was approximately $1.5 billion, of which the Pegasus' Class A common stock received was valued at $579.0 million and the options to purchase the shares of Pegasus' Class A common stock were valued at $33.2 million. The remaining consideration consisted of approximately $383.0 million of net liabilities assumed by Pegasus and a deferred tax liability of $489.5 million recognized in the merger. The deferred tax liability was allocated to DBS rights and was attributable to non-deductible amortization related thereto.

         On September 15 2000, the board of directors of Pegasus Communications Corporation approved a reorganization of the current corporate structure. Under the new structure, a new publicly-held parent holding company ("New PCC") will be formed and will assume the identity and capital stock structure of the existing Pegasus Communications Corporation ("Old PCC"). Debt securities held by Old PCC will remain with Old PCC. New PCC will not issue or hold any debt securities as a consequence of the reorganization. In the reorganization, Old PCC will become a wholly-owned direct subsidiary of New PCC and will be renamed Pegasus Satellite Communications, Inc. We are presently a subsidiary of Old PCC, and in the reorganization will be a subsidiary of Pegasus Satellite. It is anticipated that the reorganization will be accounted for as a recapitalization in which the historical basis of assets and liabilities are not changed. The reorganization is expected to become effective by the end of 2000.

Pre-marketing and Location Cash Flows

         In this section we use the terms pre-marketing cash flow and location cash flow. Pre-marketing cash flow is calculated by taking the DBS revenues and deducting from them their related programming, technical, general and administrative expenses. Location cash flow is pre-marketing cash flow less DBS marketing and selling expenses.

The DBS marketing and selling expenses are also known as subscriber acquisition costs. Subscriber acquisition costs are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new DBS subscribers.

     Pre-marketing and location cash flows are not, and should not be considered, alternatives to income from operations, net income, net cash provided by operating activities or any other measure for determining our operating performance or liquidity, as determined under generally accepted accounting principles. Pre-marketing and location cash flows also do not necessarily indicate whether our cash flow will be sufficient to fund working capital, capital expenditures or to react to changes in our industry or the economy generally. We believe that pre-marketing and location cash flows are important for the following reasons:

     o people who follow our industry frequently use them as measures of financial performance and ability to pay debt service; and

     o they are measures that we, our lenders and investors use to monitor our financial performance and debt leverage.

Results of Operations

     In this section, amounts specified are for the nine months ended September 30, 2000 and the changes to these amounts are with respect to the corresponding period ended September 30, 1999, unless indicated otherwise.

Comparison of Nine Months Ended September 30, 2000 and 1999

     Revenues increased $36.9 million to $133.2 million. This increase was primarily due to the growth in the average number of our subscribers over the last 12 months. During the 12 months ended September 30, 2000, we added 48,800 subscribers through internal growth. At September 30, 2000, we had exclusive DirecTV distribution rights to 1.9 million households and 374,000 subscribers. Our subscriber penetration within territories in which we have exclusive DirecTV distribution rights increased to 20.2% at September 30, 2000 from 17.6% at September 30, 1999. Average monthly revenue per subscriber was $41.85 for the nine months ended September 30, 2000 compared to $38.97 for the same period ended September 30, 1999. The variance in the average monthly revenue per subscriber was due to a combination of general price increases instituted by us in the third quarter of 1999 and the mix of content packages subscribed to within each period.

     Programming, technical, general and administrative expenses increased $12.7 million to $98.3 million. This increase was due to the growth in the number of subscribers. The rate of increase of these expenses in each period was consistent with the increased average number of subscribers within each period.

     Subscriber acquisition costs decreased $23.3 million to $26.6 million. Subscriber acquisition costs per gross subscriber based on subscribers added through internal growth for the nine months ended September 30, 2000 were $316 for 84,100 subscribers added compared to $395 for 126,300 subscribers added for the same period in 1999. The decreased expenses and per subscriber costs principally reflect economies gained in the merger with Pegasus through integration of our marketing and selling function into that of Pegasus. This has allowed us to leverage their existing resources with little incremental cost to the overall organization. This significantly reduces our gross expenditures, particularly with respect to advertising and promotional programming, and permits spreading of costs over a greater subscriber base between both of us. We have additionally reduced occupancy costs significantly by conforming our distribution approach to that of Pegasus wherein a network of independent distributors is used for the sales function. Prior to the merger, our sales function had been conducted largely through rented store space.

     Depreciation and amortization increased $53.9 million to $80.4 million. This increase was primarily due to increased amortization of DBS rights resulting from an increase in DBS rights of $1.28 billion. This increase in DBS rights reflects the push down and allocation of the purchase price in our merger with Pegasus.

     Other expense, net of $1.7 million represents costs incurred by us in our merger with Pegasus.

     The benefit for income taxes amounted to $20.8 million and is attributable to the reversal of deferred tax liabilities originating in the merger with Pegasus.

     Pre-marketing cash flow was $34.9 million compared to $10.7 million. Location cash flow was $8.3 million compared to $(39.2) million.

New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, becomes effective for companies starting January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. At September 30, 2000, this statement does not have any impact on us because we do not have any derivative instruments, and we do not expect to employ any in the foreseeable future.

     The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. We will adopt SAB 101 in the fourth quarter of 2000. We believe that our adoption will not have a material impact.


     In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This standard is effective for transfers occurring after March 31, 2001 and for fiscal years ending after December 15, 2000 with respect to recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral. We are still analyzing the requirements of this statement and we do not fully know whether or not the impact of this statement will be material. At the present time, we are not involved with any securitization transactions.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     DIRECTV/NRTC Litigation:

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

     On February 10, 2000, Pegasus and we filed an amended complaint which added new tort claims against DIRECTV for interference with our relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. Pegasus and we later withdrew the class action allegations previously filed to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The class action was filed on February 27, 2000. All four actions are pending before the same judge. On November 20, 2000, the court will hear argument on the motion for class certification and DIRECTV's motion to dismiss certain of our claims and claims by the class members. DIRECTV's motion for partial summary judgment on the right of first refusal will be heard on or about December 11, 2000. The court has set a trial date of November 27, 2001 for all four actions.

     The outcome of this litigation and the litigation filed by the National Rural Telecommunications Cooperative could have a material adverse effect on our direct broadcast satellite business.

     Other Matters:

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

  (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Sky Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   GOLDEN SKY SYSTEMS, INC.

 November 14, 2000                 By: /s/ M. Kasin Smith
-------------------                -----------------------
Date                               M. Kasin Smith
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)