Form 10-K405
period 2000-12-31
GOLDEN SKY SYSTEMS INC
filed 2001-04-02
CIK 1070669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2000

                                       or

            [ ] Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the transition period from _______to ______.

                        Commission file number 333-64367
                                   ----------

                            GOLDEN SKY SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                     43-1749060
          --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 c/o Pegasus Communications Management Company
225 City Line Avenue, Suite 200, Bala Cynwyd, PA                         19004
- ------------------------------------------------                      ----------
   (Address of principal executive offices)                           (Zip code)

       Registrant's telephone number, including area code: (888) 438-7488
                                                           --------------
                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None
                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of March 30, 2001, the Registrant's outstanding common stock consisted of 1,000 shares of common stock. The Registrant is a wholly owned subsidiary of Golden Sky DBS, Inc. None of the Registrant's common stock is held by non-affiliates of the Registrant.

         The Registrant meets the conditions set forth in General Instruction I 1(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format authorized by General Instruction I.

                                TABLE OF CONTENTS

                                                       PART I
ITEM 1.    BUSINESS.............................................................................................  1
ITEM 2.    PROPERTIES...........................................................................................  6
ITEM 3.    LEGAL PROCEEDINGS....................................................................................  7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................  9

                                                      PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS................................  9
ITEM 6.    SELECTED FINANCIAL DATA..............................................................................  9
ITEM 7.    MANAGEMENT'S NARRATIVE  ANALYSIS OF THE RESULTS OF OPERATIONS........................................ 10
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................... 12
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................................... 13
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE........................................................................................... 13

                                                      PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................... 13
ITEM 11. EXECUTIVE COMPENSATION................................................................................. 13
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......................................... 13
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................... 13

                                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K........................................ 14

                                     PART I

         This Report contains certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to us that are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. When used in this Report, the words "estimate," "project," "believe," "anticipate," "intend," "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements reflect our current views with respect to future events and are subject to unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated in such forward-looking statements. Such factors include risks described in this Report including, the following: general economic and business conditions, both nationally, internationally and in the regions in which we operate; relationships with and events affecting third parties like DIRECTV, Inc. and the National Rural Telecommunications Cooperative; litigation with DIRECTV; demographic changes; existing government regulations and changes in, or the failure to comply with government regulations; competition; the loss of any significant numbers of subscribers; changes in business strategy or development plans; technological developments and difficulties; the ability to attract and retain qualified personnel; our significant indebtedness; the availability and terms of capital to fund the expansion of our businesses; and other factors referenced in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as the date hereof. We do not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1. BUSINESS

General

         Golden Sky Systems, Inc. is:

         o a wholly-owned subsidiary of Golden Sky DBS, Inc. Golden Sky DBS is a wholly-owned subsidiary of Golden Sky Holdings, and Golden Sky Holdings is a wholly-owned subsidiary of Pegasus Satellite Communications, Inc. (formerly known as Pegasus Communications Corporation) and is an indirect subsidiary of Pegasus Communications Corporation.

         o an independent provider of DIRECTV that, as of December 31, 2000, has the exclusive right under agreements with the National Rural Telecommunications Cooperative to provide DIRECTV programming to 392,100 subscribers in 1.9 million rural households in 24 states and to receive the monthly service revenue from all DIRECTV subscribers in these markets regardless of the subscribers' original point of purchase.

DIRECTV

         DIRECTV is a service of Hughes Electronics Corporation, a subsidiary of General Motors Corporation. DIRECTV offers in excess of 200 entertainment channels of near laser disc quality video and compact disc quality audio programming. DIRECTV currently transmits via four high-power Ku band satellites. We believe that DIRECTV's extensive line-up of pay-per-view movies and events and sports packages, including the exclusive "NFL Sunday Ticket," have enabled DIRECTV to capture a majority market share of existing direct broadcast satellite subscribers and will continue to drive strong subscriber growth for DIRECTV services in the future. DIRECTV had 1.8 million net subscriber additions in 2000.

DIRECTV Rural Affiliates

         Prior to the launch of DIRECTV's programming service, Hughes Electronics, which was succeeded by its subsidiary DIRECTV, entered into an agreement with the National Rural Telecommunications Cooperative authorizing the National Rural Telecommunications Cooperative to offer its members and affiliates the opportunity to acquire exclusive rights to distribute DIRECTV programming services in rural areas of the United States. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. Approximately 250 National Rural Telecommunications Cooperative members and affiliates acquired such exclusive rights, thereby becoming DIRECTV rural affiliates. The DIRECTV exclusive territories acquired by DIRECTV's rural affiliates include approximately 9.0 million rural households.

Merger with Pegasus Satellite Communications, Inc.

         On May 5, 2000, Golden Sky Holdings was merged with a subsidiary of Pegasus Satellite in a transaction accounted for as a purchase. The stockholders of Golden Sky Holdings exchanged all of their outstanding capital stock for approximately 12.2 million shares of Pegasus Satellite's Class A common stock, valued at $578.6 million, and approximately 724,000 options to purchase Pegasus Satellite's Class A common stock, valued at $33.2 million. As a result of this merger, Golden Sky Holdings became a wholly-owned subsidiary of Pegasus Satellite. The total consideration of the merger was $1.2 billion, as revised. For more information, see Revision of Pegasus Satellite's Accounting of the Golden Sky Merger below.

         In the merger, Pegasus Satellite did not assume and does not guarantee or otherwise have any liability for Golden Sky Holdings' outstanding indebtedness or any other liability of Golden Sky Holdings or its subsidiaries, including our company. Golden Sky Holdings did not assume and does not guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus Satellite or any of Pegasus Satellite's subsidiaries.

         The merger was a change in control that required Golden Sky DBS to make an offer to purchase its 13-1/2% senior discount notes due 2007 from then existing holders. The merger was also a change in control requiring our company to make an offer to purchase its 12-3/8% senior subordinated notes due 2006 from then existing holders. The offers to purchase the respective notes expired June 30, 2000. None of the notes for either company were tendered.

Pegasus Satellite Retail Network

         Prior to the acquisition of Golden Sky Holdings by Pegasus Satellite, we used a direct sales force to market and distribute our direct broadcast satellite services. Since the acquisition of Golden Sky Holdings by Pegasus Satellite, we use Pegasus Satellite's retail network to market and distribute our services. The Pegasus Satellite retail network is a network of over 3,500 independent satellite, consumer electronics and other retailers serving rural areas. Pegasus Satellite began the development of its retail network in 1995 in order to distribute DIRECTV in its original DIRECTV exclusive territories in New England. Pegasus Satellite has expanded this network into 41 states as a result of its acquisitions of DIRECTV rural affiliates since 1996. Today, the Pegasus Satellite retail network is one of the few sales and distribution channels available to digital satellite service providers seeking broad and effective distribution in rural areas throughout the continental United States.

         We believe that the national reach of the Pegasus Satellite retail network has positioned us to:

         o improve the penetration of DIRECTV in DIRECTV exclusive territories that Pegasus Satellite now owns or that it may acquire from other DIRECTV rural affiliates;

         o assist DIRECTV in improving DIRECTV's direct broadcast satellite market share in rural areas outside of the DIRECTV exclusive territories held by the other DIRECTV rural affiliates; and

         o offer providers of new digital satellite services, such as digital audio and broadband multimedia satellite services, an effective and convenient means for reaching the approximately 30% of America's population that live and work in rural areas.

Pegasus Satellite Rural Focus and Strategy

         We believe that direct broadcast satellite and other digital satellite services will achieve disproportionately greater consumer acceptance in rural and underserved areas than in metropolitan areas. Direct broadcast satellite services have already achieved a penetration of more than 24% in rural areas of the United States, as compared to approximately 9% in metropolitan areas.

         Our long-term goal is to become, as part of the Pegasus Satellite retail network, an integrated provider of direct broadcast satellite and other digital satellite services for rural areas of the United States. To accomplish our goal, we are pursuing the following strategy:

         o Continue to grow our rural subscriber base by aggressively marketing DIRECTV.

         o Continue to develop the Pegasus Satellite retail network.

         o Generate future growth by bundling additional digital satellite services with our distribution of DIRECTV services.

Direct Broadcast Satellite Agreements

         Prior to the launch of the first DIRECTV satellite in 1993, Hughes entered into various agreements intended to assist it in the introduction of DIRECTV services, including agreements with RCA/Thomson for the development and manufacture of direct broadcast satellite reception equipment and with United States Satellite Broadcasting for the sale of five transponders on the first satellite. In an agreement concluded in 1994, Hughes offered members and affiliates of the National Rural Telecommunications Cooperative the opportunity to become the exclusive providers of certain direct broadcast satellite services using the DIRECTV satellites at the 101(degree) W orbital location, generally including DIRECTV programming, to specified residences and commercial subscribers in rural areas of the U.S. The National Rural Telecommunications Cooperative is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the U.S. National Rural Telecommunications Cooperative members and affiliates that participated in its direct broadcast satellite program acquired the rights to provide the direct broadcast satellite services described above in their service areas. The service areas purchased by participating National Rural Telecommunications Cooperative members and affiliates comprise approximately 9 million television households and were initially acquired for aggregate commitment payments exceeding $100 million.

         We are an affiliate of the National Rural Telecommunications Cooperative, participating through agreements in its direct broadcast satellite program. The agreement between Hughes (and DIRECTV as its successor) and the National Rural Telecommunications Cooperative, and related agreements between the National Rural Telecommunications Cooperative and its participating members and affiliates, provide those members and affiliates with substantial rights and benefits from distribution in their service areas of the direct broadcast satellite services, including the right to set pricing, to retain all subscription remittances and to appoint sales agents. In exchange for such rights and benefits, the participating members and affiliates made substantial commitment payments to DIRECTV. In addition, the participating members and affiliates are required to reimburse DIRECTV for their allocable shares of certain common expenses, such as programming, satellite-specific costs and expenses associated with the billing and authorization systems and to remit to DIRECTV a 5% fee on subscription revenues.

         DIRECTV has disputed the extent of the rights held by the participating National Rural Telecommunications Cooperative members and affiliates. See ITEM 3: Legal Proceedings--DIRECTV Litigation. Those disputes include the rights asserted by participating members and affiliates:

         o to provide all services offered by DIRECTV that are transmitted over 27 frequencies that the FCC has authorized for DIRECTV's use for a term running through the life of DIRECTV's satellites at the 101(degree) W orbital location;

         o to provide certain other services over the DIRECTV satellites; and

         o to have the National Rural Telecommunications Cooperative exercise a right of first refusal to acquire comparable rights in the event that DIRECTV elects to launch successor satellites upon the removal of the DIRECTV satellites from their orbital location at the end of their lives.

         The financial terms of the right of first refusal are likely to be the subject of negotiation and we are unable to predict whether substantial additional expenditures by the National Rural Telecommunications Cooperative will be required in connection with the exercise of such right of first refusal.

         The agreements between the National Rural Telecommunications Cooperative and participating National Rural Telecommunications Cooperative members and affiliates terminate when the DIRECTV satellites are removed from their orbital location at the end of their lives. Our agreements with the National Rural Telecommunications Cooperative may also be terminated as follows:

         o If the agreement between DIRECTV and the National Rural Telecommunications Cooperative is terminated because of a breach by DIRECTV, the National Rural Telecommunications Cooperative may terminate its agreements with us, but the National Rural Telecommunications Cooperative will be responsible for paying to us our pro rata portion of any refunds that the National Rural Telecommunications Cooperative receives from DIRECTV.

         o If we fail to make any payment due to the National Rural Telecommunications Cooperative or otherwise breach a material obligation of our agreements with the National Rural
           Telecommunications Cooperative, the National Rural Telecommunications Cooperative may terminate our agreement with the National Rural Telecommunications Cooperative in addition to exercising other rights and remedies against us.

         o If the National Rural Telecommunications Cooperative's agreement with DIRECTV is terminated because of a breach by the National Rural Telecommunications Cooperative, DIRECTV is obligated to continue to provide DIRECTV services to our company by assuming the National Rural Telecommunications Cooperative's rights and obligations under the National Rural Telecommunications Cooperative's agreement with DIRECTV or under a new agreement containing substantially the same terms and conditions as National Rural Telecommunications Cooperative's agreement with DIRECTV.

         We are not permitted under our agreements with the National Rural Telecommunications Cooperative to assign or transfer, directly or indirectly, our rights under these agreements without the prior written consent of the National Rural Telecommunications Cooperative and DIRECTV, which consents cannot be unreasonably withheld.

         The National Rural Telecommunications Cooperative has adopted a policy requiring any party acquiring DIRECTV distribution rights from a National Rural Telecommunications Cooperative member or affiliate to post a letter of credit to secure payment of National Rural Telecommunications Cooperative's billings if the acquiring person's monthly payments to the National Rural Telecommunications Cooperative, including payments on account of the acquired territory, exceeds a specified amount. Pursuant to this policy, we, along with Golden Sky DBS, have posted letters of credit of approximately $28.7 million in connection with completed direct broadcast satellite acquisitions. There can be no assurance, however, that the National Rural Telecommunications Cooperative will not in the future seek to institute other policies, or to change this policy, in ways that would be material to us.

         On August 9, 2000, Pegasus Satellite agreed with DIRECTV, Inc. to provide seamless marketing and sales for DIRECTV retailers and distributors and to provide seamless customer service to all of its existing and prospective customers. Under the terms of the agreements, Pegasus Satellite and DIRECTV reimburse each other for some of the costs incurred in the activation of new customers in their respective territories. The agreements also allow Pegasus Satellite to provide customers more expansive service selection during activation and a simplified and consolidated billing process and dealers receive compensation regardless of where a customer activates service. In particular, Pegasus Satellite obtained the right to provide its customers with video services currently distributed by DIRECTV from certain frequencies, including the right to provide the premium services HBO, Showtime, Cinemax and The Movie Channel, which are the subject of litigation between DIRECTV and Pegasus Satellite, as well as sports programming, local TV stations and DIRECTV PARA

TODOS' Spanish-language programming packages. Under the agreement, Pegasus Satellite will retain 10% to 20% of the revenues associated with these additional programming services, with the exception of DIRECTV PARA TODOS' Spanish-language programming packages, from which Pegasus Satellite will retain 80% of all revenues. Under the terms of the agreement, Pegasus Satellite will be responsible for all sales, marketing, billing, customer care, and in the case of PARA TODOS, programming costs associated with providing these services to its customers. As a subsidiary of Pegasus Satellite, Golden Sky participates in these agreements on the same terms.

Employees

         As of December 31, 2000, we along with Golden Sky DBS and our subsidiaries, had 101 full-time and 59 part-time employees. We are not a party to any collective bargaining agreement and consider our relations with our employees to be good.

Revision of Pegasus Satellite's Accounting of the Golden Sky Merger

         Because of Pegasus Satellite's use of the purchase method of accounting for its acquisition of Golden Sky Holdings, Pegasus Satellite's purchase price was pushed down to our financial statements and allocated to our assets and liabilities, resulting in a new basis being assigned to the affected assets and liabilities. At year end 2000, Pegasus Satellite corrected the purchase accounting and allocation of the purchase consideration of the acquisition. The revised merger consideration was $1.2 billion. The revised merger consideration included $293.7 million of Golden Sky Holdings consolidated net liabilities, including a deferred income tax asset of $89.3 million, as revised, principally for cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million, as revised, principally for the excess of the book basis over the income tax basis of the revised amount of DBS rights assets existing at the acquisition date. The revised amount allocated to the DBS rights of $1.0 billion was net of $94.1 million for the push down effect of Pegasus Satellite's consolidated deferred income tax valuation allowances no longer required with the revised effects of the acquisition.

         The cumulative effect of the revised purchase accounting from the date of the acquisition to December 31, 2000 was: an increase in deferred income tax assets of $22.3 million, a reduction in the valuation allowance applied to deferred income tax assets of $73.6 million, a reduction in the amount of the purchase price allocated to DBS rights assets acquired of $251.7 million, a reduction in the accumulated amortization of DBS rights assets of $10.5 million, a reduction in deferred income tax liabilities of $64.2 million and a decrease in additional paid in capital of $94.1 million for the push down effect of Pegasus Satellite's consolidated valuation allowances no longer required in association with the acquisition. The effect of these revisions in our statement of operations for 2000 was a reduction of DBS rights amortization expense of $10.5 million and an increase in income tax benefits of $2.6 million. See Notes 1 and 13 of the Notes to Consolidated Financial Statements for more information on the effects of the purchase accounting revision and related restatements of information previously reported in 2000.

ITEM 2. PROPERTIES

         We lease approximately 35,000 square feet of office space in Kansas City, Missouri. The annual rent under this lease approximates $570,000, and under its terms, the lease is to terminate in August 2002. We have entered into an agreement providing for the early termination of this lease to be concurrent with the opening of our new call center in Lenexa, Kansas in the second quarter of 2001.

ITEM 3. LEGAL PROCEEDINGS

DIRECTV Litigation

         National Rural Telecommunications Cooperative

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

         On July 22, 1999, DIRECTV responded to the National Rural Telecommunications Cooperative's continuing lawsuit by rejecting the National Rural Telecommunications Cooperative's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV's contract with the National Rural Telecommunications Cooperative. As part of the counterclaim, DIRECTV is seeking a declaratory judgment that the term of the National Rural Telecommunications Cooperative's agreement with DIRECTV is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the National Rural Telecommunications Cooperative has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in our agreements with the National Rural Telecommunications Cooperative.

         On September 9, 1999, the National Rural Telecommunications Cooperative filed a response to DIRECTV's counterclaim contesting DIRECTV's interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV filed a motion for partial summary judgment. The motion sought a court order that the National Rural Telecommunications Cooperative's right of first refusal, effective at the termination of DIRECTV's contract with the National Rural Telecommunications Cooperative, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV's motion in its entirety for partial summary judgment relating to the right of first refusal.

         If DIRECTV were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on our DIRECTV rights. We have been informed that DIRECTV may amend its counterclaim to file additional claims against the National Rural Telecommunications Cooperative.

         On August 26, 1999, the National Rural Telecommunications Cooperative filed a separate lawsuit in federal court against DIRECTV claiming that DIRECTV had failed to provide to the National Rural Telecommunications Cooperative its share of launch fees and other benefits that DIRECTV and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the National Rural Telecommunications Cooperative.

         Both of the National Rural Telecommunications Cooperative's lawsuits against DIRECTV have been consolidated. A trial date of February 25, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV discussed below.

         Pegasus Satellite Television, Inc. and Golden Sky Systems

         On January 10, 2000, we and Pegasus Satellite Television filed a class action lawsuit in federal court in Los Angeles against DIRECTV as representatives of a proposed class that would include all members and affiliates of the National Rural Telecommunications Cooperative that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV's failure to provide the National Rural Telecommunications Cooperative with certain premium programming, and on DIRECTV's position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the National Rural Telecommunications Cooperative and its members and affiliates.

         On February 10, 2000, we and Pegasus Satellite Television filed an amended complaint which added new tort claims against DIRECTV for interference with our relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations we previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the National Rural Telecommunications Cooperative. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV's motion to dismiss certain of the claims asserted by us, Pegasus Satellite Television and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV filed a counterclaim against us and Pegasus Satellite Television, as well as the class members. In the counterclaim, DIRECTV seeks two claims for relief: a declaratory judgement that we and Pegasus Satellite Television have no right of first refusal in our agreements with the National Rural Telecommunications Cooperative to have DIRECTV provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of our agreements with the National Rural Telecommunications Cooperative. We have been informed by DIRECTV that it intends to file a motion for summary judgment on both of those claims.

         All four lawsuits discussed above, including both lawsuits brought by the National Rural Telecommunications Cooperative, the class action and Pegasus Satellite Television's and our lawsuit, are pending before the same judge. The court has set a trial date of February 25, 2002 for all four of these actions.

         The outcome of this litigation could have a material adverse effect on our direct broadcast satellite business. Our revenue and financial performance would be adversely affected if we were unable to continue offering DIRECTV products.

Other Matters

         In addition to the matters discussed above, from time to time we are involved with claims that arise in the normal course of our business. In our opinion, the ultimate liability with respect to these claims will not have a material adverse effect on our consolidated operations, cash flows or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In reliance upon General Instruction I(2)(c) of Form 10-K, we have omitted the information called for by this otherwise required item.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 31, 2000, all 1,000 authorized, issued and outstanding shares of our common stock ($.01 par value) were held by Golden Sky DBS. There is currently no established public trading market for our common stock. Further, there is no established public trading market for the common stock ($.01 par value) of Golden Sky DBS.

         We have not declared or paid any cash dividends on our common stock within the two most recent fiscal years. Our ability to declare dividends is affected by covenants in our debt facilities that prohibit us from declaring dividends and prohibit our subsidiaries from transferring funds in the form of cash dividends, loans or advances to us or Golden Sky DBS.

ITEM 6. SELECTED FINANCIAL DATA

         In reliance upon General Instruction I (2)(a) of Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

         In reliance upon General Instruction (I)(2)(a) of Form 10-K, we are providing the limited disclosure set forth below. Such disclosure requires us only to provide a narrative analysis of the results of operations that explains the reasons for material changes in the amount of revenue and expense items between our most recent fiscal year and the fiscal year immediately preceding it. The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes which are included elsewhere herein. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein.

General

         Our business is derived from providing multichannel DBS services as an independent DIRECTV(R) provider. DIRECTV is a service provided by DIRECTV, Inc. We may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Separately, we are involved in litigation against DIRECTV, Inc. An unfavorable outcome in this litigation could have a material adverse effect on our business. See Note 12 of the Notes to Consolidated Financial Statements and
ITEM 3 - Legal Proceedings--DIRECTV Litigation under Part I for a more descriptive account of this litigation.

         On May 5, 2000, we became an indirect wholly-owned subsidiary of Pegasus Satellite through a merger of Golden Sky Holdings with a subsidiary of Pegasus Satellite that was accounted for as a purchase. The stockholders of Golden Sky Holdings exchanged all of their outstanding capital stock for shares of Pegasus Satellite's Class A common stock, valued at $578.6 million, and options to purchase Pegasus Satellite's Class A common stock, valued at $33.2 million. All of the Class A common stock of Pegasus Satellite received by Golden Sky Holdings' stockholders at the time of the merger, has automatically become, as part of a reorganization in which Pegasus Satellite adopted a new holding company structure, the Class A common stock of Pegasus Satellite's new holding company, Pegasus Communications Corporation. For more information regarding the reorganization, see Note 14 of the Notes to the Consolidated Financial Statements.

          The total consideration of the merger was $1.2 billion, as revised (see below). As a result of Pegasus Satellite's use of the purchase method of accounting for the acquisition, the purchase price was pushed down to our financial statements and allocated to our assets and liabilities, resulting in a new basis being assigned to them. The principal effect of the push down of the purchase price was an increase in the amount of our DBS rights assets by $1.0 billion, as revised (see below).

         At year end 2000, Pegasus Satellite corrected the purchase accounting and allocation of the purchase consideration of the acquisition. The revised merger consideration included $293.7 million of Golden Sky Holdings consolidated net liabilities, including a deferred income tax asset of $89.3 million, as revised, principally for cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million, as revised, principally for the excess of the book basis over the income tax basis of the revised amount of DBS rights assets existing at the acquisition date. The revised amount allocated to the DBS rights of $1.0 billion was net of $94.1 million for the push down effect of Pegasus Satellite's consolidated deferred income tax valuation allowances no longer required with the revised effects of the acquisition.

         The cumulative effect of the revised purchase accounting from the date of the acquisition to December 31, 2000 was: an increase in deferred income tax assets of $22.3 million, a reduction in the valuation allowance applied to deferred income tax assets of $73.6 million, a reduction in the amount of the purchase price allocated to DBS rights assets acquired of $251.7 million, a reduction in the accumulated amortization of DBS rights assets of $10.5 million, a reduction in deferred income tax liabilities of $64.2 million and a decrease in additional paid in capital of $94.1 million for the push down effect of Pegasus Satellite's consolidated valuation allowances no longer required in association with the acquisition. The effect of these revisions in our statement of operations for 2000 was a reduction of DBS rights amortization expense of $10.5 million and an increase in income tax benefits of $2.6 million. See Notes 1 and 13 of the Notes to Consolidated Financial Statements for more information on the effects of the purchase accounting revision and related restatements of information previously reported in 2000.

Results of Operations

Comparison of 2000 and 1999

         In this section, amounts and changes specified are for the year ended December 31, 2000 compared to the year ended December 31, 1999, unless indicated otherwise.

         As a result of the push down accounting described above, our results of operations after the merger are not comparable to those prior to the merger. The period preceding the Golden Sky Holdings merger of January 1 through May 5, 2000 and the period after the merger of May 6 through December 31, 2000 have been combined to arrive at our results of operations for 2000.

         Revenues increased $50.8 million to $187.6 million. This increase was primarily due to the growth in the number of our subscribers over the last two years principally from interna1 growth and to a lesser extent from subscribers added by acquisitions in 1999. At December 31, 2000, we had 392,100 subscribers, an increase of 46,800, and exclusive DIRECTV distribution rights to 1.9 million households. In 1999, we added 105,600 subscribers through net internal growth. Our subscriber penetration increased to 21.2% from 18.5%.

         Programming, technical, general and administrative expenses increased $16.5 million to $136.7 million. This increase was principally due to the incremental costs incurred in providing service to an increased subscriber base.

         Our marketing and selling expenses decreased $24.5 million to $40.5 million. The decreased expenses principally reflect economies gained in the merger with Pegasus Satellite through integration of our marketing and selling function into that of Pegasus Satellite. This significantly reduces our gross expenditures, particularly with respect to advertising and promotional programming, and permits spreading of costs over a greater subscriber base between both of us. We have additionally reduced occupancy costs significantly by conforming our distribution approach to that of Pegasus Satellite wherein a network of independent distributors is used for the sales function. Prior to the merger, our sales function had been conducted largely through rented store space.

         Depreciation and amortization increased $75.0 million to $111.0 million, as revised. Of the approximately $66.7 million increase in amortization expense occurred in the period after the merger as a result of the increase in our DBS rights assets of $1.0 billion due to the merger. The annual amortization expense in succeeding years associated with the increased DBS rights resulting from the merger will be approximately $100.0 million.

         The increase in other operating expenses is primarily due to nonrecurring costs we incurred in the merger between Pegasus Satellite and Golden Sky Holdings.

         Interest expense increased $1.8 million to $34.2 million primarily due to an increase of approximately 0.3% in the average rate of interest incurred on amounts outstanding under our revolving credit facility. The increase in our rate reflects the general increase in market interest rates available in 2000.

         The increase in other non-operating expenses primarily reflects costs we have incurred in the ongoing litigation with DIRECTV, Inc.

         As a result of the deferred income tax liabilities, as revised, we recognized in the merger with Pegasus Satellite, our overall deferred income tax liabilities exceeded our deferred income tax assets in 2000. As a result, valuation allowances we had established against deferred income tax assets were no longer required, and benefits of our deferred income tax assets were recognized in 2000. In 1999, our deferred income tax assets exceeded our deferred income tax liabilities. We had established valuation allowances against these deferred income tax assets in 1999 in the belief at that time that such tax assets would not be realized, which negated the benefits of these tax assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk is changes in interest rates. Our principal interest rate risks are changes in prime and LIBOR rates as our credit facilities are subject to these rates, which vary in accordance with prevailing economic conditions.

         The following table summarizes our interest rate risk associated with debt outstanding at December 31, 2000. The table assumes future cash flows represented by periodic payments and maturities of principal associated with debt. These cash flows were based on scheduled principal repayments and maturities and their associated interest rates at December 31, 2000. Because of their variable and unpredictable nature, the interest rates specified for variable rate debt for each period presented represents their aggregate weighted average rate at December 31, 2000. The fair values of fixed rate debt were estimated based on quoted market prices. The fair values of variable rate debt were based on their carrying amounts at December 31, 2000 because amounts outstanding were subject to short-term variable interest rates that approximated market rates in effect at that date.

                                        (in thousands, except for percentages)
                                                                                                                   Fair
                     2001         2002         2003         2004        2005       Thereafter          Total       Value
                     ----         ----         ----         ----        ----       ----------          -----       -----
Debt:

Fixed rate         $1,970        $2,946       $1,000            -            -      $195,000          $200,916    $201,160

Average
interest rate       12.27%        12.35%       12.38%       12.38%       12.38%        12.38%

Variable rate           -        $350         $1,259      $34,850      $35,541             -           $72,000     $72,000

Average
interest rate       10.26%        10.26%       10.26%       10.26%       10.26%            -

         The weighted average interest rate for our fixed rate debt outstanding at December 31, 2000 was 12.21% compared to that at December 31, 1999 of 12.09%. The weighted average rate at each date primarily reflects the 12-3/8% rate on our senior subordinated notes due 2006. The annual increases in the interest rate for fixed rate debt after 2000 as shown in the table reflect the reduction on the other debt with lower rates of interest outstanding at December 31, 2000 due to their scheduled future principal payments. The weighted average interest rate on our variable rate debt outstanding at December 31, 1999 was approximately 10.00%. The rate at December 31, 2000 presented in the above table was slightly higher principally due to a general rise in market rates during 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of Golden Sky Systems, Inc. required by this item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In a current report on Form 8-K, filed January 3, 2001, we announced that, on December 26, 2000, our board of directors adopted resolutions dismissing our independent auditors, KPMG LLP, and approving the engagement of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2000. Our decision to change accountants was based upon our company's desire to adopt the accounting firm of our parent corporation, Pegasus Satellite, and not as a result of any disagreement between our company and KPMG LLP.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In reliance upon General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 11. EXECUTIVE COMPENSATION

         In reliance upon General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In reliance upon General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In reliance upon General Instruction I(2)(c) to Form 10-K, we have omitted the information called for by this otherwise required item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

         (1) Financial Statements

             The financial statements filed as part of this Report are listed on the Index to Financial Statements on page F-1.

         (2) Financial Statement Schedules

                                                                            Page

         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1999 and 2000 ...........................S-1

         (3) Exhibits

             The following documents are filed as Exhibits to this report on Form 10-K or incorporated herein by reference. Each document incorporated herein by reference is identified by a parenthetical referencing the prior filing in which it was included.

         2.1 Agreement and Plan of Merger, dated as of January 10, 2000, among Pegasus Communications Corporation and certain of its shareholders, Pegasus GSS Merger Sub, Inc., Golden Sky Holdings, Inc. and certain of its shareholders (incorporated herein by reference to Exhibit 2.1 to Registration Statement of Pegasus Satellite Communications, Inc. on Form S-4 (File No. 333-31080)).

         3.1 Second Amended and Restated Certificate of Incorporation of Golden Sky Systems, Inc. (incorporated herein by reference to Exhibit 3.1 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-64367)).

         3.2 By-Laws of Golden Sky Systems, Inc., adopted as of October 1, 1997. (incorporated herein by reference to Exhibit 3.2 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-64367)).

         4.1 Indenture, dated as of July 31, 1998, by and among Golden Sky Systems, Inc., as issuer, Argos Support Services Company, as guarantor, PrimeWatch, Inc., as guarantor, and State Street Bank and Trust Company of Missouri, N.A., as trustee, relating to the 12-3/8% Senior Subordinated Notes due 2006, Series A and 12-3/8% Senior Subordinated Notes due 2006, Series B of Golden Sky Systems, Inc. (incorporated herein by reference to Exhibit 4.1 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-64367)).

         4.2 Form of 12-3/8% Senior Subordinated Note due 2006, Series B of Golden Sky Systems, Inc. (incorporated herein by reference to Exhibit 4.1 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-64367)).

         10.1 Amended and Restated Credit Agreement, dated as of May 8, 1998, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks,

Paribas (formerly known as Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (incorporated herein by reference to Exhibit 10.2 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-64367)).

         10.2 First Amendment to Amended and Restated Credit Agreement, dated as of February 10, 1999, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as syndication agent, Fleet National Bank, as administrative agent, and General Electric Capital Corporation, as documentation agent (incorporated herein by reference to Exhibit
10.17 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-64367)).

         10.3 Amendment and Waiver, dated as of June 14, 1999, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., various banks, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent (incorporated herein by reference to Exhibit 10.24 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-76413)).

         10.4 Second Amendment, Consent and Waiver, dated as of January 4, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent (incorporated herein by reference to Exhibit 10.23 to Annual Report of Golden Sky Systems, Inc. on Form 10-K for the period ended December 31, 1999 (File No. 333-64367)).

         10.5 Third Amendment, Consent and Waiver, dated as of January 20, 2000, among Golden Sky Holdings, Inc., Golden Sky Systems, Inc., the Banks party thereto from time to time, Paribas (formerly known as Banque Paribas), as Syndication Agent, Fleet National Bank, as Administrative Agent and General Electric Capital Corporation, as Documentation Agent (incorporated herein by reference to Exhibit 10.24 to Annual Report of Golden Sky Systems, Inc. on Form 10-K for the period ended December 31, 1999 (File No. 333-64367)).

         10.6 Form of National Rural Telecommunications Cooperative/Member Agreement for Marketing and Distribution of DBS Services, as amended (incorporated herein by reference to Exhibit 10.3 to Registration Statement of Golden Sky Systems, Inc. on Form S-4 (File No. 333-64367)).

         24.1* Powers of Attorney of the members of the Board of Directors of Golden Sky Systems, Inc. (included in the signature pages of this report)

- --------------------
*   Filed herewith.

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GOLDEN SKY SYSTEMS, INC.


                                By: /s/ Kasin Smith
                                    --------------------------------------------
                                    Kasin Smith
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
Date: April 2, 2001

         The undersigned directors and officers of Golden Sky Systems, Inc. hereby appoint Marshall W. Pagon, Kasin Smith, Ted S. Lodge or Scott A. Blank or any of them individually, as attorney-in-fact for the undersigned, with full power of substitution for, and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments to this Report on Form 10-K, and Exhibits to this Report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                               Date
- ---------                      -----                               ----

/s/ Marshall W. Pagon          Chairman of the Board,              April 2, 2001
- ---------------------------    Chief Executive Officer
Marshall W. Pagon              and President (Principal
                               Executive Officer)

/s/ Kasin Smith                Vice President and                  April 2, 2001
- ---------------------------    Chief Financial Officer
Kasin Smith                    (Principal Financial and
                               Accounting Officer)


/s/ William Dorran             Senior Vice President               April 2, 2001
- ---------------------------    and Director
William Dorran


/s/ Howard Verlin              Executive Vice President            April 2, 2001
- ---------------------------    and Director
Howard Verlin

                            GOLDEN SKY SYSTEMS, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE



                                                                                                          Page
                                                                                                          ----
Financial Statements:

   Reports of Independent Accountants                                                                     F-2

   Consolidated Balance Sheets as of December 31, 1999 and 2000                                           F-4

   Consolidated Statements of Operations for the years ended December 31, 1998 and 1999 and for the periods January 1 through May 5, 2000 and May 6 through
     December 31, 2000                                                                                    F-5

   Consolidated Statements of Stockholder's Equity (Deficit) for the years ended
     December 31, 1998 and 1999 and for the periods January 1 through May 5, 2000
     and May 6 through December 31, 2000                                                                  F-6

   Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1999 and for the periods January 1 through May 5, 2000 and May 6 through
     December 31, 2000                                                                                    F-7

   Notes to Consolidated Financial Statements                                                             F-8

Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts for the years ended December
     31, 1998, 1999 and 2000                                                                              S-1

                        Report of Independent Accountants


To the Board of Directors and Investors
of Golden Sky Systems, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page F-1, present fairly, in all material respects, the financial position of Golden Sky Systems, Inc. and its subsidiaries (the "Company") at December 31, 2000, and the results of their operations and their cash flows for the periods from January 1, 2000 to May 5, 2000 and from May 6, 2000 to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2000 listed in the index appearing under Item 14(a)(2) on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.





PricewaterhouseCoopers LLP


Philadelphia, PA
February 27, 2001

                        Report of Independent Accountants


Board of Directors and Investors
Golden Sky Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Golden Sky Systems, Inc. as of December 31, 1999 and the related consolidated statements of operations, stockholder's equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 1999. In connection with our audits of these consolidated financial statements, we have also audited the financial statement schedule for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Golden Sky Systems, Inc. as of December 31, 1999 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule for 1999 and 1998, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





KPMG LLP
February 14, 2000
Kansas City, Missouri

                            Golden Sky Systems, Inc.
                           Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                                         December 31,
                                                                                    1999               2000
                                                                                -------------    ---------------
                                       ASSETS

Current assets:
     Cash and cash equivalents                                                  $       3,236   |  $      31,481
     Restricted cash                                                                   23,731   |              -
     Accounts receivable, less allowance for doubtful accounts of                               |
       $973 and $1,000, respectively                                                    5,263   |         12,349
     Inventory                                                                          3,108   |              -
     Prepaid expenses and other                                                         1,652   |          1,418
     Deferred income taxes                                                                  -   |            380
                                                                                -------------   | ---------------
       Total current assets                                                            36,990   |         45,628
                                                                                                |
Property and equipment, net                                                             5,853   |          3,783
Intangible assets, net                                                                236,926   |      1,141,359
Deferred financing costs, net                                                           7,318   |          6,739
Deposits and other                                                                        260   |          3,907
                                                                                -------------   |  -------------
     Total assets                                                               $     287,347   |  $   1,201,416
                                                                                =============   | ==============

                          LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
     Current portion of long-term debt                                          $       3,248   |  $       1,970
     Accounts payable                                                                   8,089   |            214
     Accrued interest                                                                  11,659   |         11,233
     Accrued satellite programming, fees and commissions                               14,804   |         28,446
     Accrued expenses and other                                                           943   |          7,528
                                                                                -------------   |  -------------
       Total current liabilities                                                       38,743   |         49,391
                                                                                                |
Long-term debt                                                                        254,035   |        270,946
Net advances from affiliates                                                                -   |          5,674
Deferred income taxes                                                                       -   |        289,086
                                                                                -------------   |  -------------
     Total liabilities                                                                292,778   |        615,097
                                                                                -------------   |  -------------
                                                                                                |
Commitments and contingent liabilities (see Note 12)                                            |
                                                                                                |
Minority interest                                                                         936   |            911
                                                                                                |
Common stockholder's equity (deficit):                                                          |
     Common stock; $0.01 par value; 1,000 shares                                                |
       authorized, issued and outstanding                                                   -   |              -
     Additional paid-in capital                                                       193,145   |        879,966
     Accumulated deficit                                                             (199,512)  |       (294,558)
                                                                                -------------   |  -------------
       Total stockholder's equity (deficit)                                            (6,367)  |        585,408
                                                                                -------------   |  -------------
                                                                                                |
     Total liabilities and stockholder's equity (deficit)                       $     287,347   |  $   1,201,416
                                                                                =============   |  =============


           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
                      Consolidated Statements of Operations
                                 (In thousands)



                                                                                            2000
                                                         Year Ended           ---------------------------------
                                                        December 31,           January 1              May 6
                                                    1998           1999        to May 5          to December 31
                                                 -----------  -------------   -----------        --------------

Net revenues:
    DBS services                                 $    72,667   $    136,166   $    58,061     |    $    122,365
    Lease and other                                    1,014            640            85     |           7,058
                                                 -----------   ------------   -----------     |    ------------
      Total net revenues                              73,681        136,806        58,146     |         129,423
                                                                                              |
Operating expenses:                                                                           |
    Programming, technical, general and                                                       |
        administrative                                61,500        120,205        46,494     |          90,204
    Marketing and selling                             32,201         64,933         9,565     |          30,885
    Depreciation and amortization                     23,166         35,963        12,363     |          98,640
    Other expenses                                         -            154         1,839     |             428
                                                 -----------   ------------   -----------     |    ------------
                                                                                              |
      Loss from operations                           (43,186)       (84,449)      (12,115)    |         (90,734)
                                                                                              |
Interest expense                                     (20,537)       (32,441)      (11,162)    |         (23,080)
Interest income                                        1,573          2,393           291     |             447
Other non-operating expenses                               -           (402)       (1,513)    |            (419)
                                                 -----------   ------------   -----------     |    ------------
                                                                                              |
    Loss before income taxes and extraordinary                                                |
       items                                         (62,150)      (114,899)      (24,499)    |        (113,786)
                                                                                              |
Benefit for income taxes                                   -              -             -     |         (43,239)
                                                 -----------   ------------   -----------     |    ------------
                                                                                              |
    Loss before extraordinary items                  (62,150)      (114,899)      (24,499)    |         (70,547)
                                                                                              |
Extraordinary loss from extinguishment of debt        (2,577)        (2,935)            -     |               -
                                                 -----------   ------------   -----------     |    ------------
                                                                                              |
    Net loss                                     $   (64,727)  $   (117,834)   $  (24,499)    |     $   (70,547)
                                                 ===========   ============   ===========     |    ============



           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
            Consolidated Statements of Stockholder's Equity (Deficit)
                                 (In thousands)



                                                                  Common Stock
                                                               ----------------------    Additional                      Total
                                                                 Number        Par        Paid-In      Accumulated    Stockholder's
                                                                of Shares     Value       Capital        Deficit    Equity (Deficit)
                                                               --------------------------------------------------------------------
Balances at January 1, 1998                                          1      $    -      $ 87,400       $ (16,951)    $  70,449
  Contribution from Golden Sky Holdings, Inc.                        -           -        10,200               -        10,200
  Net loss                                                           -           -             -         (64,727)      (64,727)
                                                               -------      ------      --------       ---------     ---------
Balances at December 31, 1998                                        1           -        97,600         (81,678)       15,922

  Deferred compensation pursuant to issuance of Golden
      Sky Holdings, Inc. common stock options                        -           -           154               -           154
  Net loss                                                           -           -             -         (24,499)      (24,499)
  Contribution from Golden Sky DBS, Inc.                             -           -        95,391               -        95,391
                                                               -------      ------      --------       ---------     ---------
Balances at December 31, 1999                                        1           -       193,145        (199,512)       (6,367)

  Deferred compensation pursuant to issuance of Golden
      Sky Holdings, Inc. common stock options                        -           -           148               -           148
  Net loss                                                           -           -             -         (24,499)      (24,499)
                                                               -------      ------      --------       ---------     ---------
Balances at May 5, 2000                                              1           -       193,293        (224,011)      (30,718)

  Net push down effect of merger with Pegasus
      Satellite Communications                                       -           -       662,294               -       662,294
  Contributions from Pegasus Satellite Communications                -           -        24,379               -        24,379
  Net loss                                                           -           -             -         (70,547)      (70,547)
                                                               -------      ------      --------       ---------     ---------
Balances at December 31, 2000                                        1      $    -      $879,966       $(294,558)    $ 585,408
                                                               =======      ======      ========       =========     =========




           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                                        2000
                                                                     Year Ended          -----------------------------------
                                                                    December 31,           January 1                May 6
                                                                1998           1999        to May 5            to December 31
                                                             ------------  -----------    ----------           ---------------

Cash flows from operating activities:
     Net loss                                                $  (64,727)     $(117,834)   $  (24,499)     |       $  (70,547)
     Adjustments to reconcile net loss                                                                    |
       to net cash used for operating activities:                                                         |
     Extraordinary loss on extinguishment of debt                 2,577          2,935             -      |                -
       Depreciation and amortization                             23,166         35,963        12,363      |           98,640
       Amortization of deferred financing costs and other           977          1,126           279      |            1,193
       Stock incentive compensation                                   -            154           148      |              402
       Bad debt expense                                           1,536          4,076         1,589      |            2,878
       Deferred income taxes                                          -              -             -      |          (43,239)
       Loss on disposal of assets                                     -              -           386      |              790
       Change in assets and liabilities:                                                                  |
         Accounts receivable                                     (5,423)        (3,429)         (748)     |          (10,449)
         Inventory                                               (8,049)         7,038           794      |            2,314
         Prepaid expenses and other                              (1,228)           207           775      |             (541)
         Accounts payable and accrued expenses                    4,360          8,018        (3,442)     |           15,558
         Accrued interest                                        10,223            650        (5,136)     |            4,710
         Deposits and other                                           -              -           151      |           (3,798)
                                                             ----------      ---------    ----------      |       ----------
     Net cash used for operating activities                     (36,588)       (61,096)      (17,340)     |           (2,089)
                                                             ----------      ---------    ----------      |       ----------
                                                                                                          |
Cash flows from investing activities:                                                                     |
        Acquisitions, net of cash acquired                     (104,487)       (36,778)       (1,509)     |                -
        Merger costs allocated to DBS rights                          -              -             -      |           (9,202)
        Capital expenditures                                     (3,317)        (3,452)         (209)     |           (1,424)
        Purchase of intangible assets                                 -              -             -      |           (4,297)
        Other                                                      (500)           112             -      |                -
                                                             ----------      ---------    ----------      |       ----------
     Net cash used for investing activities                    (108,304)       (40,118)       (1,718)     |          (14,923)
                                                             ----------      ---------    ----------      |       ----------
                                                                                                          |
Cash flows from financing activities:                                                                     |
        Proceeds from long-term debt                            189,150              -             -      |                -
        Repayments of long-term debt                             (3,675)        (8,846)       (2,907)     |           (1,000)
        Net borrowings (repayments) on bank credit                                                        |
          facilities                                              7,000        (15,000)        8,000      |           20,000
        Advances from affiliates                                      -              -             -      |            5,674
        Restricted cash                                         (51,617)        27,886        11,850      |           11,881
        Debt financing costs                                     (5,138)          (869)         (918)     |              195
        Capital lease payments                                        -             -           (203)     |             (257)
        Contributions from parent companies                           -         96,819             -      |           12,000
                                                             ----------      ---------    ----------      |       ----------
     Net cash provided by financing activities                  135,720         99,990        15,822      |           48,493
                                                             ----------      ---------    ----------      |       ----------
                                                                                                          |
Net increase (decrease) in cash and cash equivalents             (9,172)        (1,224)       (3,236)     |           31,481
Cash and cash equivalents, beginning of period                   13,632          4,460         3,236      |                -
                                                             ----------      ---------    ----------      |       ----------
                                                                                                          |
Cash and cash equivalents, end of period                     $    4,460      $   3,236    $        -      |       $   31,481
                                                             ==========      =========    ==========      |       ==========


           See accompanying notes to consolidated financial statements

                            GOLDEN SKY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company

         Golden Sky Systems, Inc. ("Golden Sky," or together with its subsidiaries, the "Company") provides direct broadcast satellite television ("DBS") services to subscribers in rural areas of 24 states. Prior to February 1999, Golden Sky was a direct wholly owned subsidiary of Golden Sky Holdings, Inc. ("GSH"). In February 1999, Golden Sky DBS ("GSDBS") was formed as a direct wholly owned subsidiary of GSH. At that time, GSH contributed Golden Sky to GSDBS in exchange for the common stock of GSDBS, thereby making Golden Sky a direct wholly owned subsidiary of GSDBS.

         On May 5, 2000, the Company became an indirect wholly owned subsidiary of Pegasus Satellite Communications, Inc. ("Pegasus Satellite"), formerly known as Pegasus Communications Corporation, through a merger of GSH and a subsidiary of Pegasus Satellite that was accounted for as a purchase. The stockholders of GSH exchanged all of their outstanding capital stock for 12.2 million shares of Pegasus Satellite's Class A common stock, valued at $578.6 million, and 724,000 options to purchase Pegasus Satellite's Class A common stock, valued at $33.2 million. All of the Class A common stock of Pegasus Satellite received by Golden Sky Holdings' stockholders at the time of the merger has automatically become, as part of a reorganization in which Pegasus Satellite adopted a new holding company structure, the Class A common stock of Pegasus Satellite's new holding company, Pegasus Communications Corporation. See Note 14 for more information regarding the reorganization.

         The total consideration of the merger was $1.2 billion, as revised (see below). As a result of Pegasus Satellite's use of the purchase method of accounting for the acquisition, the purchase price was pushed down to the Company's financial statements and allocated to its assets and liabilities, resulting in a new basis being assigned to them. The principal effect of the push down of the purchase price was an increase in the amount of the Company's DBS rights assets by $1.0 billion, as revised.

         At year end 2000, Pegasus Satellite corrected the purchase accounting and allocation of the purchase consideration of the acquisition. The revised merger consideration included $293.7 million of GSH consolidated net liabilities, including a deferred income tax asset of $89.3 million, as revised, principally for cumulative consolidated income tax net operating loss carryforwards existing at the acquisition date. Also included in the consideration was a deferred income tax liability of $421.3 million, as revised, principally for the excess of the book basis over the income tax basis of the revised amount of DBS rights assets existing at the acquisition date. The revised amount allocated to the DBS rights of $1.0 billion was net of $94.1 million for the push down effect of Pegasus Satellite's consolidated deferred income tax valuation allowances no longer required with the revised effects of the acquisition.

         The cumulative effect of the revised purchase accounting from the date of the acquisition to December 31, 2000 was: an increase in deferred income tax assets of $22.3 million, a reduction in the valuation allowance applied to deferred income tax assets of $73.6 million, a reduction in the amount of the purchase price allocated to DBS rights assets acquired of $251.7 million, a reduction in the accumulated amortization of DBS rights assets of $10.5 million, a reduction in deferred income tax liabilities of $64.2 million and a decrease in additional paid in capital of $94.1 million for the push down effect of Pegasus Satellite's consolidated valuation allowances no longer required in association with the acquisition. The effect of these revisions in the statement of operations for 2000 was a reduction of DBS rights amortization expense of $10.5 million and an increase in income tax benefits of $2.6 million. See Note 13.

         The consolidated debt of GSH became part of the consolidated debt of Pegasus Satellite at the date of the acquisition. As a result, the debt of GSH is included in Pegasus Satellite's balance sheet at December 31, 2000. Pegasus Satellite does not guarantee or otherwise have any liability for GSH's indebtedness or any other liability of GSH or its subsidiaries. GSH does not guarantee or otherwise have any liability for any indebtedness or other liability of Pegasus Satellite or any of Pegasus Satellite's subsidiaries.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Summary of Significant Accounting Policies

Basis of Presentation:

         The financial statements include the accounts of Golden Sky and its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. Minority interest represents the cumulative earnings and losses, after capital contributions, attributable to minority partners and stockholders. Certain amounts for 1998 and 1999 have been reclassified for comparative purposes.

         As a result of the merger with Pegasus Satellite and Pegasus Satellite's use of the purchase method of accounting for the GSH acquisition, Pegasus Satellite's purchase price for GSH was pushed down to the Company's financial statements and allocated to the affected assets and liabilities, resulting in a new basis being assigned to them. The push down of the purchase price increased the value of the Company's DBS rights assets by $1.0 billion, as corrected for the revision described above. As a consequence of this push down accounting, the Company's results of operations and cash flows after the merger are not comparable with those prior to the merger, and these have been segregated in the respective financial statements. The period preceding the merger of January 1 through May 5, 2000 and the period after the merger of May 6 through December 31, 2000 have been combined to arrive at the Company's results of operations and cash flows for 2000.

         The Company's overall business is its only segment and its operations are managed on the same basis as that presented in the financial statements contained herein.

Use of Estimates in the Preparation of Financial Statements:

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and the disclosure of contingencies. Actual results could differ from those estimates. Significant estimates relate to the useful lives and recoverability of intangible assets and valuation allowances associated with deferred income tax assets.

Relationship with Affiliate:

         As a result of the merger with Pegasus Satellite, the Company's sales and internal administrative and support functions are managed and performed by Pegasus Satellite and Pegasus Satellite Television, Inc. ("PST"). Prior to the merger, these functions were performed directly by the Company. PST is an indirect wholly owned subsidiary of Pegasus Satellite. Revenue and related programming and certain subscriber acquisition costs recognized by the Company are based on subscribers specific to the Company. Interest expense recognized by the Company is based on its own debt instruments outstanding. PST allocates other costs of operations common to both PST and the Company, such as customer care costs, sales function, labor and internal support costs to the Company based on a proportion of the Company's number of subscribers. The total amount of these costs allocated to the Company in 2000 was $9.4 million. PST owns and manages all inventory for the Company. PST also performs the Company's cash management functions, including those concerning accounts payable. Balances due to or from PST are settled in cash monthly.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Summary of Significant Accounting Policies  (continued)

Cash and Cash Equivalents:

         Cash and cash equivalents include highly liquid investments purchased with an initial maturity of three months or less. The Company has cash balances in excess of the federally insured limits at various banks.

Restricted Cash:

         The Company had restricted cash held in escrow of $23.7 million at December 31, 1999 in connection with the indenture for the 12-3/8% Senior Subordinated Notes due 2006, plus investment earnings thereon. In accordance with the indenture, the escrow was released in 2000 and used to pay interest due on the notes. No further escrow balance or requirement exists with respect to these notes.

Inventory:

         As a result of the merger with Pegasus Satellite, the Company no longer maintains an inventory of equipment for resale as it had prior to the merger. PST meets all of the equipment needs of the Company's subscribers.

Long-lived Assets:

         The Company's assets are reviewed for impairment whenever events or circumstances provide evidence that suggest the carrying amounts may not be recoverable. The Company assesses the recoverability of its assets by determining whether the depreciation or amortization of the respective asset balance can be recovered through projected undiscounted future cash flows. To date, no such impairments have occurred.

Property and Equipment:

         Property and equipment are stated at cost. The cost and related accumulated depreciation of assets fully depreciated, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments that extend the useful lives of the related assets are capitalized and depreciated. Depreciation is computed for financial reporting purposes using the straight-line method based upon the following lives:

      Equipment, furniture and fixtures....................       5 to 10 years
      Buildings and improvements...........................       3 to 10 years
      Vehicles and other equipment.........................       3 to  5 years

Intangible Assets:

         Intangible assets are stated at cost. The cost and related accumulated amortization of assets fully amortized, sold, retired or otherwise disposed of are removed from the respective accounts and any resulting gains and losses are included in results of operations. Amortization of intangible assets is computed for financial reporting purposes using the straight-line method based upon the following lives:

      DBS rights...........................................            10 years
      Other intangibles....................................       2 to 15 years

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.   Summary of Significant Accounting Policies  (continued)

Deferred Financing Costs:

         Financing costs incurred in obtaining long-term financing are deferred and amortized over the term of the applicable financing. Accumulated amortization was $2.2 million and $3.7 million at December 31, 1999 and 2000, respectively. The Company uses the straight-line method to amortize these costs.

Revenue:

         Principal revenue is earned by providing video and audio programming to viewers who subscribe to the service. This revenue is recognized over the subscription period and when viewed for on demand programming.

Subscriber Acquisition Costs:

         Marketing and selling expenses incurred are also known as subscriber acquisition costs. Subscriber acquisition costs are sales and marketing expenses incurred and promotional programming provided in connection with the addition of new subscribers. These are charged to expense in the period incurred.

Advertising Costs:

         Advertising costs are charged to operations in the period incurred and were $5.1 million in 1998, $5.9 million in 1999, $1.4 million in the period January 1 through May 5, 2000 and $5.6 million in the period May 6 through December 31, 2000.

Income Taxes:

         As a result of the merger with Pegasus Satellite, the Company is included in the consolidated income tax return of Pegasus Satellite. Prior to the merger with Pegasus Satellite, the Company participated in the consolidated income tax return of GSH. The Company's income tax expense or benefit is computed on a separate return basis.

         The Company accounts for income taxes utilizing the asset and liability approach, whereby deferred income tax assets and liabilities are recorded for the tax effect of differences between the financial statement carrying values and tax bases of assets and liabilities. Deferred income taxes are measured using enacted tax rates and laws that will be in effect when the underlying assets or liabilities are expected to be received or settled. A valuation allowance is recorded for deferred income taxes where it appears more likely than not that the Company will not be able to recover the deferred income tax asset.

Concentration of Credit Risk:

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables, cash and cash equivalents. Concentrations of credit risk with respect to trade receivables are limited due to the large numbers comprising the Company's subscriber base and their dispersion across different businesses and geographic regions. At December 31, 1999 and 2000, the Company had no other significant concentrations of credit risk.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


2.   Summary of Significant Accounting Policies  (continued)

Reliance on DIRECTV:

         The Company's business is derived from providing DBS services as an independent DIRECTV(R) ("DIRECTV") provider. DIRECTV is a service of DIRECTV, Inc. Because the Company is a distributor of DIRECTV services, the Company may be adversely affected by any material adverse changes in the assets, financial condition, programming, technological capabilities or services of DIRECTV, Inc. Currently, the Company is in litigation against DIRECTV, Inc. (see Note 12).

New Accounting Pronouncements:

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of this standard on January 1, 2001 did not have any impact on the Company as the Company did not have any derivative instruments on the date of adoption.

         The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 addresses revenue recognition policies and practices of companies that report to the SEC. SAB 101 became effective for the Company in the fourth quarter of 2000 and did not have any impact on the Company upon its adoption.

         In September 2000, the Financial Accounting Standards Board issued SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard are effective for fiscal years ending after December 15, 2000 and other provisions are effective after March 31, 2001. The provisions of the statement effective after December 15, 2000 did not have any impact on the Company, and the Company believes that the provisions that are not yet effective will not have any impact on the Company upon adoption.

3.   Property and Equipment

         Property and equipment consist of the following (in thousands):

                                                   December 31,     December 31,
                                                      1999              2000
                                                   -----------      ------------
    Equipment, furniture and fixtures.............  $ 7,754          $ 6,022
    Building and improvements.....................    1,248              545
    Vehicles......................................      888               47
    Other ........................................    1,881            3,097
                                                    -------          -------
                                                     11,771            9,711
    Accumulated depreciation......................   (5,918)          (5,928)
                                                    -------          -------
    Net property and equipment....................  $ 5,853          $ 3,783
                                                    =======          =======

         Depreciation expense was $2.2 million in 1998, $2.7 million in 1999, $972,000 in the period January 1 through May 5, 2000 and $1.5 million in the period May 6 through December 31, 2000.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4.   Intangible Assets

         Following are intangible assets at December 31, 1999 and 2000 (in thousands). DBS rights at December 31, 2000 were revised (see Note 13).


                                                                          December 31,          December 31,
                                                                             1999                  2000
                                                                           --------              ----------
    DBS rights......................................................       $266,874              $1,270,498
    Other...........................................................         30,973                  40,429
                                                                           --------              ----------
                                                                            297,847               1,310,927
    Accumulated amortization........................................        (60,921)               (169,568)
                                                                           --------              ----------
    Net intangible assets...........................................       $236,926              $1,141,359
                                                                           ========              ==========


         The increase in DBS rights is due to the allocation of Pegasus Satellite's purchase price in the merger, as revised (see Note 13). Amortization expense was $21.0 million in 1998, $33.3 million in 1999, $11.4 million in the period January 1 through May 5, 2000 and $97.3 million, as revised (see Note
13), in the period May 6 through December 31, 2000.

5.  Long-Term Debt

         Long-term debt consists of the following (in thousands):


                                                                           December 31,          December 31,
                                                                               1999                2000
                                                                           ------------          ----------
 Senior  Subordinated  Notes due 2006,  interest  at  12.375%,  payable
   semi-annually on February 1 and August 1..........................          $195,000            $195,000
 Senior seven-year  $115.0 million revolving credit facility,  interest at  Golden  Sky's  option  at  either  the  lender's  rate  plus  an
   applicable margin or LIBOR plus an applicable margin..............            17,000              37,000
 Senior  seven-year  $35.0  million  term loan  facility,  interest  at
   Golden Sky's option at either the lender's  rate plus an  applicable
   margin or LIBOR plus an applicable margin...........................          35,000              35,000
 Other notes, due 2001 to 2003, interest at 6.75% to 7%................           9,823               5,916
 Capital leases and other..............................................             460                   -
                                                                               --------            --------
                                                                                257,283             272,916
 Less current maturities...............................................           3,248               1,970
                                                                               --------            --------
 Long-term debt........................................................        $254,035            $270,946
                                                                               ========            ========


         Golden Sky has a credit agreement consisting of a $115.0 million senior revolving credit facility that expires September 2005 and a $35.0 million senior term loan facility that expires December 2005. Amounts borrowed under the agreement are unconditionally and irrevocably guaranteed by GSH, GSDBS and subsidiaries of Golden Sky. These borrowings are secured by the capital stock of GSDBS, Golden Sky and Golden Sky's subsidiaries, a first priority security interest in all of the assets of Golden Sky's subsidiaries and a collateral assignment of Golden Sky's agreements with the National Rural Telecommunications Cooperative. The agreement contains certain financial covenants, including a debt to adjusted cash flow covenant. The borrowing commitment under the revolving facility automatically and permanently reduces quarterly over the term of the facility starting on March 31, 2001. Principal amounts outstanding in excess of the reduced commitment are to be repaid on each commitment reduction date. Principal outstanding under the term loan facility is payable quarterly in increasing increments over the term of the facility starting on March 31, 2002. Amounts repaid under the term facility may not be reborrowed. The margin on revolver base rates is 3% and the margin on revolver LIBOR rates is 3.25%. Margins on term loans are 4.25% for base rates and 4.5% for LIBOR rates.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  Long-Term Debt  (continued)

Margins may be reduced as specified in the agreement on the basis of the level of a specified ratio computation. Interest on outstanding principal borrowed under base rates is due and payable quarterly and interest on outstanding principal borrowed under LIBOR rates is due and payable the earlier of the end of the contracted interest rate period or three months. Unused amounts under the revolving facility are subject to commitment fees ranging from .5% to 1.25% based on the aggregate of borrowings outstanding and letters of credit issued under the facility.

         In January 2000, Golden Sky amended the agreement in which its third quarter 1999 covenant violations were waived and certain fourth quarter 1999 and year 2000 covenant requirements were amended. In December 2000, Golden Sky borrowed $20.0 million under the revolving facility. At December 31, 2000, $35.9 million of stand-by letters of credit were issued under the revolving facility that reduce the availability thereunder. The weighted average rates of interest, including applicable margins, on amounts outstanding at December 31, 2000 were 9.90% for the term facility and 10.26% for the revolving facility. The combined weighted average interest rate including applicable margins on the credit agreement was approximately 10.0% at December 31, 1999.

         Golden Sky's $195.0 million of 12-3/8% Senior Subordinated Notes due August 2006 are guaranteed on a full, unconditional, senior subordinated basis, jointly and severally by specified subsidiaries of Golden Sky. The notes are unsecured senior subordinated obligations that are subordinated to other senior indebtedness of Golden Sky such as, among other things, its credit agreement and letters of credit. After August 1, 2003, Golden Sky has the option to redeem the notes at prices specified in the indenture for these notes.

         The indebtedness described above generally limit the ability, among other things, to incur additional indebtedness and liens, issue other securities, make certain payments and investments, pay dividends, transfer cash, dispose of assets and enter into other transactions, and imposes limitations on the activities of subsidiaries as applicable.

         When Golden Sky entered into its existing credit agreement in 1998, the former credit agreement in effect at that time was terminated and the associated unamortized deferred financing costs were written-off as an extinguishment of debt of $2.6 million. In 1999, Golden Sky amended the existing credit agreement and wrote-off unamortized deferred financing costs at the date of the amendment as an extinguishment of debt of $2.9 million.

         At December 31, 2000, maturities of long-term debt at their stated maturity values were as follows (in thousands):

                    2001.........................   $1,970
                    2002.........................    3,296
                    2003.........................    2,259
                    2004.........................   34,850
                    2005.........................   35,541
                    Thereafter...................  195,000

         Commitment fees incurred in 1998, 1999 and 2000 were not significant.

         GSH's merger with Pegasus Satellite was a change in control that required the Company to make an offer to purchase its 12-3/8% senior subordinated notes due 2006 from then existing holders. The offer to purchase the notes expired June 30, 2000. None of the notes were tendered.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.   Leases

         After the merger with Pegasus Satellite, the Company's leases are primarily for office and telecommunications equipment through separate operating lease agreements. The operating leases expire at various dates through 2002. Rent expense was $2.5 million in 1999, $1.6 million in the period January 1 through May 5, 2000 and $652,000 in the period May 6 through December 31, 2000. At December 31, 2000, the Company had no capital leases. Future minimum lease payments on noncancellable operating leases at December 31, 2000 were $1.9 million in 2001 and $1.1 million in 2002. No lease payments presently exist beyond 2002.

7.   Income Taxes

         Following is a summary of income taxes for 1998, 1999 and 2000 (in thousands). Amounts in 2000 were revised (see Note 13).


                                                                    1998              1999             2000
                                                                  ---------          --------        -------
  Current:
    Federal....................................................   $  16,325          $ 32,420       $      -
    State and local............................................       3,097             6,152              -
                                                                  ---------          --------        -------
    Total current..............................................      19,422            38,572              -
                                                                  ---------          --------        -------
  Deferred:
    Federal....................................................       3,103             3,122        (38,764)
    State and local............................................         615               592              -
    Change in valuation allowance...............................    (23,140)          (42,286)        (4,475)
                                                                  ---------          --------        -------
    Total deferred..............................................    (19,422)          (38,572)       (43,239)
                                                                  ---------          --------        -------
  Benefit attributable to continuing operations................   $       -          $      -       $(43,239)
                                                                  =========          ========       ========

         Following are deferred income tax assets and liabilities at December 31, 1999 and 2000 (in thousands). Amounts at December 31, 2000 were revised (see
Note 13).

                                                                                   1999                 2000
                                                                                ----------           ---------
       Assets:
           Receivables....................................................      $      383           $     380
           Accrued expenses...............................................             337                   -
           Excess of tax basis over bookbasis of property, plant and
              equipment...................................................             139                 218
           Excess of tax basis over book basis of amortizable
              intangible assets...........................................           8,255                   -
           Loss carryforwards.............................................          66,701              84,044
           Other..........................................................             860              11,505
                                                                                ----------           ---------
              Total deferred tax assets...................................          76,675              96,147
                                                                                ----------           ---------
       Liabilities:
           Excess of book basis over tax basis of amortizable
              intangible assets...........................................               -            (384,853)
                                                                                ----------           ---------
             Total deferred tax liabilities...............................               -            (384,853)
                                                                                ----------           ---------
       Net deferred tax assets (liabilities)..............................          76,675            (288,706)
       Valuation allowance................................................         (76,675)                  -
                                                                                ----------           ---------
       Net deferred tax liabilities......................................       $        -           $(288,706)
                                                                                ==========           =========


         The increase in the value of DBS rights resulting from the merger with Pegasus Satellite created a deferred income tax liability, as revised (see Note
13), that placed the Company in a net deferred income tax liability position in 2000. Accordingly, the valuation allowance, against deferred income tax assets existing at the date of the merger were no longer required. At December 31, 2000, the Company had net operating loss carryforwards for income tax purposes of $221.1 million available to offset future taxable income that expire beginning 2008 through 2020.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   Income Taxes   (continued)

         Following is a reconciliation of the Federal statutory income tax rate to the Company's effective Federal income tax rate attributable to continuing operations for 1998, 1999 and 2000. Amounts in 2000 were revised (see Note 13).

                                                                      1998         1999                2000
                                                                    --------    ----------           ---------
        Statutory rate.........................................     (34.00)%        (34.00)%            (35.00)%
        Valuation allowance....................................      37.20           36.70                  -
        Other..................................................      (3.20)          (2.70)              (3.00)
                                                                    ------           -----              ------
        Effective rate.........................................          -%              -%             (38.00)%
                                                                    ======          ======              ======


8.   Supplemental Cash Flow Information

         Following are significant noncash investing and financing activities for 1998, 1999 and 2000 (in thousands). The net push down effects of and net deferred taxes recognized in merger amounts in 2000 were revised (see Note 13).



                                                                          1998            1999         2000
                                                                         -------        --------     ---------
Net push down effects of merger with Pegasus Satellite.............    $      -        $     -      $ 662,294
Net deferred taxes recognized in merger with Pegasus Satellite.....           -              -        331,944
Debt repaid and merger costs paid by Pegasus Satellite.............           -              -         12,379
Borrowings under credit facilities refinanced......................      88,000              -              -
Debt assumed in acquisitions.......................................      10,157              -              -
Notes payable assumed in acquisition of minority interest..........           -          2,925              -
Preferred stock issued in acquisition..............................      10,200              -              -


         The Company paid cash for interest of $9.3 million in 1998, $30.0 million in 1999, $15.8 million in the period January 1 through May 5, 2000 and $17.4 million in the period May 6 through December 31, 2000 . The Company paid no federal income taxes in 1998, 1999 and 2000.

9.   Acquisitions

         In 1998 and 1999, the Company acquired 19 and 10 independent DIRECTV providers, respectively, along with the rights to provide DIRECTV programming in various rural areas of the United States and related assets in exchange for total consideration of $124.8 million and $35.3 million, respectively. These acquisitions were accounted for under the purchase method.

10.   Financial Instruments

         The carrying and fair values of the Company's financial instruments at December 31, 1999 and 2000 were as follows (in thousands):


                                                                1999                        2000
                                                     ---------------------------  --------------------------
                                                       Carrying        Fair        Carrying        Fair
                                                        Amount        Value         Amount        Value
                                                     ------------- -------------  ------------ -------------
       Debt.....................                       $257,283      $273,858      $272,916      $273,160


         Golden Sky's senior subordinated notes are publicly-held and their fair value was estimated based on their quoted market price. The carrying value of debt outstanding under Golden Sky's credit facilities approximates fair value because the outstanding amounts are subject to short-term variable rates of interest, and the rates in effect at December 31, 1999 and 2000 approximate the market rates available at that date. The carrying value of other financial instruments equals or approximates fair value.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Employee Benefit Plans

         Prior to the merger with Pegasus Satellite, the Company had a 401(k) retirement plan and stock incentive plan. These plans were terminated in conjunction with the merger. No expenses were incurred for these plans in 1998 and 2000, and expenses incurred in 1999 were not significant. Stock options outstanding at the date of the merger under Golden Sky's plan of 55,000 were converted into 724,000 stock options of Pegasus Satellite under its stock option plan, as adjusted for Pegasus Satellite's two-for-one stock split effected in May 2000. The value of the stock options converted was included in Pegasus Satellite's purchase accounting for the merger.

         Participants in the 401(k) plan at the date of the merger were given the option to later enroll in Pegasus Satellite's 401(k) plan, roll over their plan amounts into another plan or take distributions of plan amounts in accordance with their employment status with the Company or Pegasus Satellite after the merger.

12.   Commitments and Contingent Liabilities

DIRECTV, Inc. Litigation

         The Company is an affiliate of the National Rural Telecommunications Cooperative ("NRTC"). The NRTC is a cooperative organization whose members and affiliates are engaged in the distribution of telecommunications and other services in predominantly rural areas of the United States. The Company's ability to distribute DIRECTV programming services is dependent upon agreements between the NRTC and Hughes Electronics Corporation and between the Company and the NRTC.

         The NRTC

         On June 3, 1999, the NRTC filed a lawsuit in federal court against DIRECTV, Inc. seeking a court order to enforce the NRTC's contractual rights to obtain from DIRECTV, Inc. certain premium programming formerly distributed by United States Satellite Broadcasting Company, Inc. for exclusive distribution by the NRTC's members and affiliates in their rural markets. The NRTC also sought a temporary restraining order preventing DIRECTV, Inc. from marketing the premium programming in such markets and requiring DIRECTV, Inc. to provide the NRTC with the premium programming for exclusive distribution in those areas. The court, in an order dated June 17, 1999, denied the NRTC a preliminary injunction on such matters, without deciding the underlying claims.

         On July 22, 1999, DIRECTV, Inc. responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV Inc.'s contract with the NRTC. As part of the counterclaim, DIRECTV, Inc. is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree)W orbital location. According to DIRECTV, Inc., DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in our agreements with the NRTC.

         On September 9, 1999, the NRTC filed a response to DIRECTV, Inc.'s counterclaim contesting DIRECTV, Inc.'s interpretations of the end of term and right of first refusal provisions. On December 29, 1999, DIRECTV, Inc. filed a motion for partial summary judgment. The motion sought a court order that the NRTC's right of first refusal, effective at the termination of DIRECTV, Inc.'s contract with the NRTC, does not include programming services and is limited to 20 program channels of transponder capacity. On January 31, 2001, the court issued an order denying DIRECTV, Inc.'s motion in its entirety for partial summary judgment relating to the right of first refusal.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Commitments and Contingent Liabilities  (continued)

         If DIRECTV, Inc. were to prevail on its counterclaim, any failure of DBS-1 could have a material adverse effect on the Company's DIRECTV rights. The Company and Pegasus Satellite have been informed that DIRECTV may amend its counterclaim to file additional claims against the NRTC.

         On August 26, 1999, the NRTC filed a separate lawsuit in federal court against DIRECTV, Inc. claiming that DIRECTV, Inc. had failed to provide to the NRTC its share of launch fees and other benefits that DIRECTV, Inc. and its affiliates have received relating to programming and other services. On November 15, 1999, the court granted a motion by DIRECTV, Inc. and dismissed the portion of this lawsuit asserting tort claims, but left in place the remaining claims asserted by the NRTC.

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated. A trial date of February 25, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV, Inc. discussed below.

         Pegasus Satellite Television, Inc. ("PST") and GSS

         On January 10, 2000, the Company and PST filed a class action lawsuit in federal court in Los Angeles against DIRECTV, Inc. as representatives of a proposed class that would include all members and affiliates of the NRTC that are distributors of DIRECTV. The complaint contained causes of action for various torts, common law counts and declaratory relief based on DIRECTV, Inc.'s failure to provide the NRTC with certain premium programming, and on DIRECTV, Inc.'s position with respect to launch fees and other benefits, term and right of first refusal. The complaint sought monetary damages and a court order regarding the rights of the NRTC and its members and affiliates.

         On February 10, 2000, the Company and PST filed an amended complaint which added new tort claims against DIRECTV, Inc. for interference with their relationships with manufacturers, distributors and dealers of direct broadcast satellite equipment. The class action allegations the Company and PST previously filed were later withdrawn to allow a new class action to be filed on behalf of the members and affiliates of the NRTC. The new class action was filed on February 27, 2000.

         On December 10, 2000, the court rejected in its entirety DIRECTV, Inc.'s motion to dismiss certain of the claims asserted by the Company, PST and the putative class. On January 31, 2001, the court denied in its entirety a motion for summary judgment filed by DIRECTV, Inc. relating to the right of first refusal. The court also certified the plaintiff's class on December 28, 2000.

         On March 9, 2001, DIRECTV, Inc. filed a counterclaim against the Company and PST, as well as the class members. In the counterclaim, DIRECTV, Inc. seeks two claims for relief: a declaratory judgement that the Company has no right of first refusal in its agreements with the NRTC to have DIRECTV, Inc. provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of the agreements with the NRTC. The Company and PST have been informed by DIRECTV, Inc. that it intends to file a motion for summary judgment on both of those claims.

         All four lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and the Company's and PST's lawsuit are pending before the same judge. The court has set a trial date of February 25, 2002 for all four of these actions.

     The Company's revenue and financial performance would be adversely affected if the Company was unable to continue offering DIRECTV products.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Quarterly (Unaudited) Financial Information as Reported and Restated

         As discussed in Note 1, at year end 2000, Pegasus Satellite corrected the purchase accounting and allocation of the purchase consideration of the acquisition. Because of the magnitude of these revisions, the Company is restating previously reported financial information. The restatements only affect information reported subsequent to the acquisition, which commences with the period May 6 through June 30, 2000.

         Following is unaudited quarterly statement of operations information for each quarter within 1999 and 2000 and for the periods April 1 through May 5, 2000 and May 6 through June 30, 2000. The information required to be reported in this quarterly summary is net revenues, loss from operations, loss before extraordinary items and net loss. This information in 2000 is presented as previously reported and, for periods subsequent to the GSH acquisition, as restated for the revisions discussed above. In addition to these items, the Company is presenting other items previously reported within the periods subsequent to the GSH acquisition that are affected by and being restated for the above revisions.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Quarterly (Unaudited) Financial Information as Reported and Restated (continued)

                                                Quarter            April 1         May 6
                    (in thousands)              Ended              through       through         Quarter Ended        Quarter Ended
                      (unaudited)              March 31,           May 5,        June 30,        September 30,        December 31,
                                                  2000             2000          2000               2000                 2000
                                             --------------    ------------- --------------    ----------------     ----------------
Net revenues..............................      $ 43,548           $14,598      $ 29,125          $ 45,951            $   54,347

Depreciation and amortization expense:
   As reported............................                                        25,796            42,268
   As restated............................                                        23,171            38,330
Loss from operations:
   As reported............................        (9,364)           (2,751)      (21,949)          (40,303)              (35,045)
   As restated............................                                       (19,324)          (36,365)
Benefit for income taxes:
   As reported............................                                        (8,454)          (12,297)
   As restated............................                                        (9,631)          (17,049)
Net loss:
   As reported............................       (17,988)           (6,511)      (19,514)          (36,509)              (27,016)
   As restated............................                                       (15,712)          (27,819)


         As a result of the revisions to the purchase accounting of the GSH acquisition, amortization expense for DBS rights was reduced by $3.9 million and income tax expense of $3.3 million was recognized in the quarter ended December 31, 2000.

                                                                        Quarter Ended
                    (in thousands)               March 31,         June 30,     September 30,        December 31,
                      (unaudited)                 1999              1999            1999                1999
                                                ----------        ---------     ------------         -----------
Net revenues..............................       $28,585           $31,370       $36,355              $40,496
Loss from operations......................       (16,734)          (19,166)      (29,930)             (18,619)
Loss before extraordinary items...........       (24,260)          (26,547)      (37,453)             (26,639)
Net loss..................................       (27,195)          (26,547)      (37,453)             (26,639)


         In the first quarter of 1999, the Company had an extraordinary loss of $2.9 million in connection with an amendment to Golden Sky's credit agreement.

         Following is balance sheet information for the second and third quarters ended in 2000 as previously reported and restated for the GSH purchase accounting revisions.

                                                            Quarter Ended
                     (in thousands)                   June 30,     September 30,
                      (unaudited)                       2000            2000
                                                     ---------     -------------
Intangible assets, net:
   As reported.......................................$1,466,015     $1,430,398
   As restated....................................... 1,216,976      1,185,297
Net non-current deferred income tax liabilities:
   As reported.......................................   481,012        468,716
   As restated.......................................   322,313        305,265
Total stockholder's equity (deficit):
   As reported.......................................   730,685        694,414
   As restated.......................................   640,345        612,764

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  Subsequent Events

         On February 22, 2001, Pegasus Communications adopted a new holding company structure. In the reorganization, all common and preferred stock of Pegasus Satellite (formerly named Pegasus Communications Corporation) was exchanged for identical common and preferred stock of its new holding company, which assumed the name Pegasus Communications Corporation, and thereby, Pegasus Satellite became a direct subsidiary of the new holding company.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.      Subsidiary Guarantors


Condensed Consolidated Balance Sheets

(In thousands)

As of December 31, 2000                      Guarantor      Non-guarantor
                                           Subsidiaries      Subsidiaries       Golden Sky           Eliminations       Consolidated
                                           -----------      -------------       ----------           ------------       ------------
Assets:
Cash and cash equivalents                  $   3,775                            $   27,706                               $   31,481
Accounts receivable, net                         997                                11,352                                   12,349
Intercompany receivables                       2,621         $   1,240                               $  (3,861)                   -
Other current assets                                                                 1,798                                    1,798
                                           -----------------------------------------------------------------------------------------
         Total current assets                  7,393             1,240              40,856              (3,861)              45,628

Property and equipment, net                                                          3,783                                    3,783
Intangible assets, net                         5,589                             1,135,770                                1,141,359
Other assets                                                                        10,646                                   10,646
                                           -----------------------------------------------------------------------------------------
         Total assets                      $  12,982         $   1,240          $1,191,055           $  (3,861)          $1,201,416
                                           =========================================================================================

Liabilities and total equity:
Current portion of long-term debt                                               $    1,970                               $    1,970
Accounts payable                                                                       214                                      214
Other current liabilities                  $   4,207                                43,000                                   47,207
                                           -----------------------------------------------------------------------------------------
         Total current liabilities             4,207                 -              45,184                   -               49,391

Long-term debt                                                                     270,946                                  270,946
Other liabilities                                                                  294,760                                  294,760
                                           -----------------------------------------------------------------------------------------
         Total liabilities                     4,207                 -             610,890                   -              615,097

Minority interest                                                                                    $     911                  911
Total equity                                   8,775         $   1,240             580,165              (4,772)             585,408
                                           -----------------------------------------------------------------------------------------
         Total liabilities and equity      $  12,982         $   1,240          $1,191,055           $  (3,861)          $1,201,416
                                           =========================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Subsidiary Guarantors (continued)


Condensed Consolidated Balance Sheets

(In thousands)

                                             Guarantor       Non-guarantor
As of December 31, 1999                    Subsidiaries      Subsidiaries       Golden Sky         Eliminations        Consolidated
                                           ------------      ------------       ----------         ------------        ------------

Assets:
Cash and cash equivalents                       $    132     $    254           $    2,850                             $     3,236
Restricted cash                                                                     23,731                                  23,731
Accounts receivable, net                             380          312                4,571                                   5,263
Intercompany receivables                                                             5,555         $    (5,555)                  -
Other current assets                                 339          254                4,167                                   4,760
                                           ---------------------------------------------------------------------------------------
         Total current assets                        851          820               40,874              (5,555)             36,990

Property and equipment, net                          256          138                5,459                                   5,853
Intangible assets, net                            22,930          767              213,229                                 236,926
Other assets                                          87                             7,491                                   7,578
Investment in subsidiaries and affiliates                                           17,144             (17,144)                  -
                                           ---------------------------------------------------------------------------------------
         Total assets                          $  24,124     $  1,725           $  284,197         $   (22,699)        $   287,347
                                           =======================================================================================

Liabilities and total equity:
Current portion of long-term debt                                               $    3,248                             $     3,248
Accounts payable                                $     18     $     17                8,054                                   8,089
Other current liabilities                          7,032        1,638               27,197         $    (8,461)             27,406
                                           ---------------------------------------------------------------------------------------
         Total current liabilities                 7,050        1,655               38,499              (8,461)             38,743

Long-term debt                                                                     254,035                                 254,035
                                           ---------------------------------------------------------------------------------------
         Total liabilities                         7,050        1,655              292,534              (8,461)            292,778

Minority interest                                                                                          936                 936
Total equity (deficit)                            17,074           70               (8,337)            (15,174)             (6,367)
                                           ---------------------------------------------------------------------------------------
         Total liabilities and equity          $  24,124     $  1,725           $  284,197         $   (22,699)        $   287,347
                                           =======================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.   Subsidiary Guarantors (continued)



Condensed Consolidated Statements of Operations

For the Period January 1 to May 5, 2000

(In thousands)

                                          Guarantor            Non-guarantor
                                         Subsidiaries          Subsidiaries            Golden Sky      Eliminations   Consolidated
                                         ------------          ------------            ----------      ------------   ------------
Total revenue                            $   2,961               $  3,362              $  51,823                      $    58,146
Total operating expenses                     3,270                  3,422                 63,569                           70,261
                                         ----------------------------------------------------------------------------------------
   Loss from operations                       (309)                   (60)               (11,746)                 -       (12,115)

Interest expense                                 -                                        11,162                           11,162
Other expense                                    -                                         1,222                            1,222
                                         ----------------------------------------------------------------------------------------
   Loss before income taxes                   (309)                   (60)               (24,130)                 -       (24,499)

Provision for income taxes                       -                                            -                                 -
                                         ----------------------------------------------------------------------------------------
   Net loss                              $    (309)              $    (60)               (24,130)         $       -   $   (24,499)
                                         ========================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.   Subsidiary Guarantors (continued)



Condensed Consolidated Statements of Operations

For the Period May 6 to December 31, 2000

(In thousands)


                                           Guarantor          Non-guarantor
                                         Subsidiaries          Subsidiaries            Golden Sky      Eliminations   Consolidated
                                         ------------          ------------            ----------      ------------   ------------

Total revenue                                $  15,417              $  10,473          $  103,533                      $  129,423
Total operating expenses                        15,416                 10,467             194,274                         220,157
                                         ----------------------------------------------------------------------------------------
   Income (loss) from operations                     1                      6             (90,741)          -             (90,734)

Interest expense                                     -                                     23,080                          23,080
Other expense                                        -                                        (28)                            (28)
                                         ----------------------------------------------------------------------------------------
   Income (loss) before income taxes                 1                      6            (113,793)          -            (113,786)

Benefit for income taxes                             -                                    (43,239)                        (43,239)
                                         ----------------------------------------------------------------------------------------
   Net income (loss)                         $       1              $       6          $  (70,554)  $       -          $  (70,547)
                                         ========================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.   Subsidiary Guarantors (continued)


Condensed Consolidated Statements of Operations

For the Year Ended December 31, 1999

(In thousands)


                                             Guarantor       Non-guarantor
                                           Subsidiaries      Subsidiaries            Golden Sky       Eliminations     Consolidated
                                           -------------     ------------            ----------       ------------     ------------

Total revenue                              $  18,133           $  9,090             $  109,583                          $   136,806
Total operating expenses                      22,207             10,505                188,809          $    (266)          221,255
                                           ----------------------------------------------------------------------------------------
   Loss from operations                       (4,074)            (1,415)               (79,226)               266           (84,449)

Interest expense                                   5                  2                 32,434                               32,441
Other expense                                    144                                    (2,135)                              (1,991)
                                           ----------------------------------------------------------------------------------------
   Loss before income taxes                   (4,223)            (1,417)              (109,525)               266          (114,899)

Provision for income taxes                         -                                         -                                    -
                                           ----------------------------------------------------------------------------------------
   Loss before extraordinary item             (4,223)            (1,417)              (109,525)               266          (114,899)

Extraordinary loss on extinguishment
     of debt                                       -                                    (2,935)                              (2,935)
                                           ----------------------------------------------------------------------------------------
   Net loss                                $  (4,223)         $  (1,417)            $ (112,460)         $     266       $  (117,834)
                                           ========================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Subsidiary Guarantors (continued)



Condensed Consolidated Statements of Operations

For the Year Ended December 31, 1998

(In thousands)



                                             Guarantor          Non-guarantor
                                           Subsidiaries         Subsidiaries          Golden Sky       Eliminations     Consolidated
                                           ------------         ------------          ----------       ------------     ------------

Total revenue                              $  11,194             $ 6,311             $ 56,176                            $  73,681
Total operating expenses                      15,654               9,063               90,169          $  1,981            116,867
                                           -----------------------------------------------------------------------------------------
   Loss from operations                       (4,460)             (2,752)             (33,993)           (1,981)           (43,186)

Interest expense                                  28                  12               20,497                               20,537
Other expense                                     (2)                                  (1,571)                              (1,573)
                                           -----------------------------------------------------------------------------------------
   Loss before income taxes                   (4,486)             (2,764)             (52,919)           (1,981)           (62,150)

Provision for income taxes                         -                                        -                                    -
                                           -----------------------------------------------------------------------------------------
   Loss before extraordinary item             (4,486)             (2,764)             (52,919)           (1,981)           (62,150)

Extraordinary loss on extinguishment
  of debt                                          -                                   (2,577)                              (2,577)
                                           -----------------------------------------------------------------------------------------
   Net loss                                $  (4,486)            $(2,764)            $(55,496)         $ (1,981)         $ (64,727)
                                           =========================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.   Subsidiary Guarantors (continued)


Condensed Consolidated Statements of Cash Flows

For the Period January 1 to May 5, 2000

(In thousands)


                                                  Guarantor      Non-guarantor
                                                Subsidiaries     Subsidiaries         Golden Sky       Eliminations    Consolidated
                                                ------------     ------------         ----------       ------------    ------------
Cash flows from operating activities:
Net loss                                        $   (309)         $     (60)          $  (24,130)                       $   (24,499)
Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
  Depreciation and amortization                       490                60               11,813                             12,363
  Change in assets and liabilities:
      Accounts receivable                           4,038             1,817               (6,603)                              (748)
      Accounts payable and accrued expenses        (7,048)           (1,416)               5,022                             (3,442)
      Prepaids and other                                                                     775                                775
      Other                                           374               (27)              (2,136)                            (1,789)
                                                ------------------------------------------------------------------------------------
Net cash provided (used) by operating
   activities                                      (2,455)              374              (15,259)                 -         (17,340)

Cash flows from investing activities:
      Acquisitions                                                                        (1,509)                            (1,509)
      Capital expenditures                           (490)              (60)                 341                               (209)
      Other                                        17,046                71              (17,117)                                 -
                                                ------------------------------------------------------------------------------------
Net cash provided (used) by investing
   activities                                      16,556                11              (18,285)                 -          (1,718)

Cash flows from financing activities:
      Net proceeds from debt                                                              (2,907)                            (2,907)
      Other                                       (14,233)             (639)              33,601                             18,729
                                                ------------------------------------------------------------------------------------
Net cash provided (used) by financing
  activities                                      (14,233)             (639)              30,694                  -          15,822

Net decrease in cash and cash equivalents            (132)             (254)              (2,850)                            (3,236)
Cash and cash equivalents, beginning
  of period                                           132               254                2,850                              3,236
                                                ------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $       -          $      -            $       -          $       -     $         -
                                                ====================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


15.   Subsidiary Guarantors (continued)



Condensed Consolidated Statements of Cash Flows

For the Period May 6 to December 31, 2000

(In thousands)


                                                 Guarantor        Non-guarantor
                                                Subsidiaries      Subsidiaries          Golden Sky     Eliminations     Consolidated
                                                ------------      ------------          ----------     ------------     ------------


Cash flows from operating activities:
Net income (loss)                                $     1           $     6             $  (70,554)                       $  (70,547)
Adjustments to reconcile net income (loss)
    to net cash provided (used) by
    operating activities:
  Depreciation and amortization                      473               153                 98,014                            98,640
  Change in assets and liabilities:
      Accounts receivable                         (7,276)           (2,745)                  (428)                          (10,449)
      Accounts payable and accrued expenses        4,205              (239)                11,592                            15,558
      Prepaids and other                                                                     (541)                             (541)
      Other                                           52               281                (35,083)                          (34,750)
                                                ------------------------------------------------------------------------------------
Net cash provided (used) by operating
   activities                                     (2,545)           (2,544)                 3,000               -            (2,089)

Cash flows from investing activities:
      Capital expenditures                          (473)             (153)                  (798)                           (1,424)
      Purchase of intangible assets                                                        (4,297)                           (4,297)
      Other                                          551               834                (10,587)                           (9,202)
                                                ------------------------------------------------------------------------------------
Net cash provided (used) by
  investing activities                                78               681                (15,682)              -           (14,923)

Cash flows from financing activities:
      Net proceeds from debt                                                               (1,000)                           (1,000)
      Other                                        6,242             1,863                 41,388                            49,493
                                                ------------------------------------------------------------------------------------
Net cash provided by financing activities          6,242             1,863                 40,388               -            48,493

Net increase in cash and cash equivalents          3,775                 -                 27,706                            31,481
Cash and cash equivalents, beginning
  of period                                            -                 -                      -                                 -
                                                ------------------------------------------------------------------------------------
Cash and cash equivalents, end of period        $  3,775          $      -             $   27,706       $       -        $   31,481
                                                ====================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Subsidiary Guarantors (continued)



Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 1999

(In thousands)

                                                 Guarantor         Non-guarantor
                                                Subsidiaries       Subsidiaries        Golden Sky      Eliminations     Consolidated
                                                ------------       ------------       ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                         $ (4,223)         $   (1,417)        $  (112,460)     $  266            $ (117,834)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Extraordinary loss on extinguishment of
    debt                                                                                    2,935                             2,935
  Depreciation and amortization                     3,054                 347              32,562                            35,963
  Change in assets and liabilities:
      Accounts receivable                          (3,250)                 57                (236)                           (3,429)
      Accounts payable and accrued expenses          (128)             (1,489)             10,482        (847)                8,018
      Prepaids and other                               29                   1                 177                               207
      Other                                         3,463                 340               8,660         581                13,044
                                                -----------------------------------------------------------------------------------
Net cash used by operating activities              (1,055)             (2,161)            (57,880)          -               (61,096)

Cash flows from investing activities:
      Acquisitions                                                                        (36,778)                          (36,778)
      Capital expenditures                                                (29)             (3,423)                           (3,452)
      Other                                            (2)                                    114                               112
                                                -----------------------------------------------------------------------------------
Net cash used by investing activities                  (2)                (29)            (40,087)          -               (40,118)

Cash flows from financing activities:
      Net proceeds from debt                                                               (8,846)                           (8,846)
      Other                                                                               108,836                           108,836
                                                -----------------------------------------------------------------------------------
Net cash provided by financing activities               -                   -              99,990           -                99,990

Net increase (decrease) in cash and cash
    Equivalents                                    (1,057)             (2,190)              2,023                            (1,224)
Cash and cash equivalents, beginning of year        1,189               2,444                 827                             4,460
                                                -----------------------------------------------------------------------------------
Cash and cash equivalents, end of year           $    132            $    254           $   2,850      $    -             $   3,236
                                                ===================================================================================

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Subsidiary Guarantors (continued)



Condensed Consolidated Statements of Cash Flows

For the Year Ended December 31, 1998

(In thousands)


                                                    Guarantor       Non-guarantor
                                                   Subsidiaries     Subsidiaries       Golden Sky       Eliminations    Consolidated
                                                   ------------     ------------       ------------     ------------    ------------


Cash flows from operating activities:
Net loss                                         $   (4,486)         $   (2,764)        $  (55,496)     $  (1,981)       $  (64,727)
Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
  Extraordinary loss on extinguishment of
    debt                                                                                     2,577                            2,577
  Depreciation and amortization                         996                 340             19,336          2,494            23,166
  Change in assets and liabilities:
      Accounts receivable                            (3,888)               (252)            (1,283)                          (5,423)
      Accounts payable and accrued expenses           4,682               5,087             (4,896)          (513)            4,360
      Prepaids and other                                (36)                 (3)            (1,189)                          (1,228)
      Other                                           3,221                (255)             1,721                            4,687
                                                 -----------------------------------------------------------------------------------
Net cash provided (used) by operating activities        489               2,153            (39,230)             -           (36,588)
Cash flows from investing activities:
      Acquisitions                                                                        (104,487)                        (104,487)
      Capital expenditures                             (341)               (118)            (2,858)                          (3,317)
      Other                                                                                   (500)                            (500)
                                                 -----------------------------------------------------------------------------------
Net cash used by investing activities                  (341)               (118)          (107,845)             -          (108,304)

Cash flows from financing activities:
      Net proceeds from debt                            (36)                               185,511                          185,475
      Other                                                                                (49,755)                         (49,755)
                                                 -----------------------------------------------------------------------------------
Net cash provided (used) by financing activities        (36)                  -            135,756              -           135,720

Net increase (decrease) in cash and cash
    equivalents                                         112               2,035            (11,319)             -            (9,172)
Cash and cash equivalents, beginning of year          1,077                 409             12,146                           13,632
                                                 -----------------------------------------------------------------------------------
Cash and cash equivalents, end of year           $    1,189           $   2,444         $      827      $       -         $   4,460
                                                 ===================================================================================

GOLDEN SKY SYSTEMS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1998, 1999 and 2000
(In thousands)


                                  Balance at      Additions         Additions                      Balance at
                                 Beginning of     Charged To        Charged To                    End of Period
         Description                Period         Expenses       Other Accounts     Deductions

 Allowance for Uncollectible
     Accounts Receivable
- -------------------------------
          Year 1998                   $138        $1,537                 -             $1,382 (b)           $293
          Year 1999                    293         3,909                 -              3,229 (b)            973
          Year 2000                    973         4,467(a)              -              4,440 (b)          1,000


   Valuation Allowance for
     Deferred Tax Assets
- -------------------------------
          Year 1998                $11,249       $23,140                 -                  -            $34,389
          Year 1999                 34,389        42,286                 -                  -             76,675
          Year 2000                 76,675             -           $12,647 (c)        $89,322 (d)              -



(a) Amount for the period January 1 through May 5, 2000 was $1,589, and for the period May 6 through December 31, 2000 was $2,878.
(b)  Amounts written off, net of recoveries.
(c)  Increase in net operating loss carryforwards incurred during the year.
(d) As a result of the merger with Pegasus Satellite Communications, the valuation allowance existing at the date of the merger was no longer required.