Form 10-Q
period 2001-03-31
GOLDEN SKY SYSTEMS INC
filed 2001-05-16
CIK 1070669

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the quarterly period ended March 31, 2001
                                   --------------

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


         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_   No ___


         As of May 15, 2001, the Registrant had 1000 shares of common stock outstanding.

                            GOLDEN SKY SYSTEMS, INC.

                                    Form 10-Q
                                Table of Contents
                  For the Quarterly Period Ended March 31, 2001


                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
         March 31, 2001 and December 31, 2000................................  4

        Consolidated Statements of Operations
         Three months ended March 31, 2001 and 2000..........................  5

        Condensed Consolidated Statements of Cash Flows
         Three months ended March 31, 2001 and 2000..........................  6

        Notes to Consolidated Financial Statements...........................  7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk........... 15

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.................................................... 16

Item 6. Exhibits and Reports on Form 8-K..................................... 16

Signature.................................................................... 17

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Golden Sky Systems, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                      March 31,       December 31,
                                                                        2001              2000
                                                                     -----------      ------------
                                                                             (unaudited)
                                     ASSETS

Current  assets:
  Cash and cash equivalents                                          $    25,460      $    31,481
  Accounts receivable, net                                                13,735           12,349
  Prepaid expenses                                                         1,352            1,418
  Deferred income taxes                                                      284              380
                                                                     -----------      -----------
   Total current assets                                                   40,831           45,628

Property and equipment, net                                                3,229            3,783
Intangible assets, net                                                 1,107,783        1,141,359
Other non-current assets                                                  10,268           10,646
                                                                     -----------      -----------
   Total assets                                                      $ 1,162,111      $ 1,201,416
                                                                     ===========      ===========

                             LIABILITIES AND EQUITY

Current liabilities:
  Accounts payable                                                   $       231      $       214
  Other current liabilities                                              110,484           49,177
                                                                     -----------      -----------
   Total current liabilities                                             110,715           49,391

Long-term debt                                                           196,000          270,946
Net advances from affiliates                                              20,694            5,674
Deferred income taxes, net                                               271,524          289,086
                                                                     -----------      -----------
   Total liabilities                                                     598,933          615,097
                                                                     -----------      -----------

Commitments and contingent liabilities (see Note 5)

Minority interest                                                          1,033              911

Common stockholder's equity:
  Common stock                                                                 -                -
  Other stockholder's equity                                             562,145          585,408
                                                                     -----------      -----------
   Total stockholder's equity                                            562,145          585,408
                                                                     -----------      -----------

  Total liabilities and stockholder's equity                         $ 1,162,111      $ 1,201,416
                                                                     ===========      ===========

           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
                      Consolidated Statements of Operations
                                 (In thousands)


                                                        Three Months Ended
                                                             March 31,
                                                        2001            2000
                                                     ---------       ----------
                                                            (unaudited)
Net revenues:
  DBS services                                       $  53,693       $   43,491
  Lease and other                                        3,502               57
                                                     ---------       ----------
   Total net revenues                                   57,195           43,548

Operating expenses:
  Programming, technical, general and administrative    40,775           34,654
  Marketing and selling                                 15,321            7,586
  Depreciation and amortization                         33,930            9,335
  Other expenses                                           150            1,337
                                                     ---------       ----------
   Loss from operations                                (32,981)          (9,364)

Interest expense                                        (8,096)          (8,306)
Interest income                                            341              205
Other non-operating income (expenses)                        7             (523)
                                                     ---------       ----------
   Loss before income taxes                            (40,729)         (17,988)

Benefit for income taxes                               (17,466)               -
                                                     ---------       ----------
   Net loss                                          $ (23,263)      $  (17,988)
                                                     =========       ==========


           See accompanying notes to consolidated financial statements

                            Golden Sky Systems, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)




                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2001               2000
                                                   ---------          ---------
                                                              (unaudited)


Net cash used by operating activities              $ (19,071)         $ (15,908)
                                                   ---------          ---------

Cash flows from investing activities:
  Acquisitions, net of cash acquired                       -             (1,486)
   Other                                                   -                277
                                                   ---------          ---------
   Net cash used by investing activities                   -             (1,209)
                                                   ---------          ---------

Cash flows from financing activities:
  Repayments of long-term debt                        (1,970)            (3,086)
  Net borrowings on bank credit facilities                 -              6,000
  Advances from affiliates                            15,020                  -
  Restricted cash                                          -             11,910
  Debt financing costs                                     -               (918)
                                                   ---------          ---------
   Net cash provided by financing activities          13,050             13,906
                                                   ---------          ---------

Net decrease in cash and cash equivalents             (6,021)            (3,211)
Cash and cash equivalents, beginning of year          31,481              3,236
                                                   ---------          ---------
Cash and cash equivalents, end of period           $  25,460          $      25
                                                   =========          =========

           See accompanying notes to consolidated financial statements

                            GOLDEN SKY SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company

         Golden Sky Systems, Inc. ("Golden Sky" or together with its subsidiaries, the "Company") provides direct broadcast satellite television ("DBS") services to subscribers in rural areas of the United States. Golden Sky is a direct subsidiary of Golden Sky DBS, Inc. ("GSDBS"). GSDBS is a direct subsidiary of Golden Sky Holdings, Inc. ("GSH"), and GSH is a direct subsidiary of Pegasus Satellite Communications, Inc. ("PSC", formerly known as Pegasus Communications Corporation). PSC is a direct subsidiary of Pegasus Communications Corporation.

2.  Basis of Presentation

         The accompanying unaudited consolidated financial statements are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements reflect all adjustments consisting of normal recurring items that are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position of the Company and the results of its operations and its cash flows for the interim period. The amounts on the balance sheet as of December 31, 2000 were derived from the audited balance sheet as of that date. For further information, refer to the consolidated financial statements and footnotes thereto included in Golden Sky's Annual Report on Form 10-K for the year ended December 31, 2000.

         The unaudited consolidated financial statements include the accounts of Golden Sky and all of its subsidiaries on a consolidated basis. All intercompany transactions and balances have been eliminated. The balance sheets and statements of cash flows are presented on a condensed basis.

3.  Costs Allocated by Affiliate

         Pegasus Satellite Television, Inc. ("PST"), an indirect wholly owned subsidiary of PSC, allocates to the Company expenses of operations common to both PST and the Company. These common expenses are for customer care, the sales function, labor and internal support costs. The allocation is based on a proportion of the Company's number of subscribers. The total amount of these expenses allocated to and included in the Company's statement of operations for the three months ended March 31, 2001 was $8.5 million.

4.  Long-Term Debt

         At March 31, 2001 and December 31, 2000, the total amount outstanding under Golden Sky's revolving credit facility was $37.0 million. Letters of credit outstanding under the revolving credit facility, which reduce the availability thereunder, were $28.7 million at March 31, 2001 and $35.9 million at December 31, 2000. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by $1.2 million to $113.9 million. Availability under the revolving facility at March 31, 2001 was $48.1 million. The weighted average rates of interest including applicable margins on amounts outstanding at March 31, 2001 and December 31, 2000 were 8.33% and 9.90%, respectively, for the term facility and 8.05% and 10.26%, respectively, for the revolving facility.

         At March 31, 2001, Golden Sky was in violation of covenants under its credit agreement with respect to certain operational thresholds. Golden Sky has requested a waiver of these violations from the participating lenders to the agreement. In exchange for the waiver, Golden Sky would amend the agreement to permanently reduce the commitment under the revolving facility to $90.0 million. The Company intends to repay amounts outstanding under the term loan facility and revolving credit facility by the end of the third quarter 2001. The waiver and amendment are pending approval by the participating lenders.

         As a result of the covenant violations, the amounts outstanding under the credit agreement at March 31, 2001 of $72.0 million became callable by the participating lenders. Consequently, the Company has classified these amounts as current liabilities from non-current liabilities at March 31, 2001.

         On April 27, 2001, PSC offered to exchange its new issue of $195.0 million in principal amount of 12-3/8% senior notes due 2006 for Golden Sky's outstanding $195.0 million in principal amount of Series A and B 12-3/8% senior subordinated notes due 2006. In the exchange, the holders of the Golden Sky's notes are being solicited for their consent to amend each indenture governing Golden Sky's notes that would eliminate substantially all restrictive covenants

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Long-Term Debt (continued)

under the indenture. Tender of the notes constitutes consent to the applicable indenture amendments. The exchange offer is scheduled to expire in the second quarter of 2001.

5.  Commitments and Contingent Liabilities

Legal Matters:

DIRECTV, Inc. Litigation
------------------------

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

         The NRTC:

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

         On July 22, 1999, DIRECTV, Inc. responded to the NRTC's continuing lawsuit by rejecting the NRTC's claims to exclusive distribution rights and by filing a counterclaim seeking judicial clarification of certain provisions of DIRECTV Inc.'s contract with the NRTC. As part of the counterclaim, DIRECTV, Inc. is seeking a declaratory judgment that the term of the NRTC's agreement with DIRECTV, Inc. is measured only by the orbital life of DBS-1, the first DIRECTV satellite launched, and not by the orbital lives of the other DIRECTV satellites at the 101(degree) W orbital location. According to DIRECTV, Inc., DBS-1 suffered a failure of its primary control processor in July 1998 and since that time has been operating normally using a spare control processor. While the NRTC has a right of first refusal to receive certain services from any successor DIRECTV satellite, the scope and terms of this right of first refusal are also being disputed in the litigation, as discussed below. This right is not expressly provided for in our agreements with the NRTC.

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

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Commitments and Contingent Liabilities (continued)

         Both of the NRTC's lawsuits against DIRECTV, Inc. have been consolidated. A trial date of August 13, 2002 has been set for these lawsuits and two additional lawsuits against DIRECTV, Inc. discussed below.

         PST and GSS:

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

         On March 9, 2001, DIRECTV, Inc. filed a counterclaim against the Company and PST, as well as the class members. In the counterclaim, DIRECTV, Inc. seeks two claims for relief: a declaratory judgement that the Company has no right of first refusal in its agreements with the NRTC to have DIRECTV, Inc. provide any services after the expiration of the term of these agreements; and an order that DBS-1 is the satellite (and the only satellite) that measures the term of the agreements with the NRTC. The Company and PST have been informed by DIRECTV, Inc. that it intends to file a motion for summary judgment on both of those claims. The Company's and PST' motion to dismiss the counterclaim was denied on May 8, 2001 and a response by the Company and PST to the counterclaim is due May 21, 2001.

         All four lawsuits discussed above, including both lawsuits brought by the NRTC, the class action and the Company's and PST's lawsuit are pending before the same judge. The court has set a trial date of August 13, 2002 for all four of these actions.

         The outcome of this litigation could have a material adverse effect on the Company's direct broadcast satellite business. The Company's revenue and financial performance would be adversely affected if the Company was unable to continue offering DIRECTV products.

6.  New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, became effective for the Company on January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The adoption of this standard did not have any impact on the Company as the Company does not have any derivative instruments.

         SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" revises standards for accounting for securitizations and other transfers of financial assets and collateral. The statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Certain provisions of this standard became effective for the Company on January 1, 2001 and other provisions became effective after March 31, 2001. The adoption of this standard did not have any impact on the Company.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Reorganization of Pegasus Communications Corporation

         On February 22, 2001, Pegasus Communications Corporation adopted a new holding company structure. In the reorganization, all common and preferred stock of PSC (formerly known as Pegasus Communications Corporation) was exchanged for identical common and preferred stock of its new holding company, which assumed the name Pegasus Communications Corporation, and PSC became a direct subsidiary of the new holding company.

8.  Income Taxes

         The Company's effective federal income tax rate for continuing operations for the three months ended March 31, 2001 was (42.88)%, compared to the statutory federal income tax rate of (35.00)%. The effective federal income tax rate for continuing operations for the year ended December 31, 2000 was (38.00)% for the portion of the year after the merger of GSH and PSC that occurred in May 2000. The Company's effective federal income tax rate varies with the changes in the Company's net deferral income tax position. The current year's rate reflects more of the effects of deferred income tax assets associated with increased cumulative net operating loss carryforwards available for income tax purposes than were able to be used in 2000.

9.  Subsidiary Guarantees

         Golden Sky's 12-3/8% senior notes are guaranteed by two of its three subsidiaries. In lieu of separate financial statements for the subsidiary guarantors, the Company provides the following condensed consolidating financial statements, as permitted by Regulation S-X of the SEC. It is not practicable for the Company to provide comparative condensed consolidating statement of operations and statement of cash flows for the three months ended March 31, 2000.

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Subsidiary Guarantees (continued)

Condensed Consolidating Balance Sheets
(In thousands)
                                                    Guarantor      Non-guarantor
As of March 31, 2001                              Subsidiaries     Subsidiaries        Golden Sky    Eliminations    Consolidated
                                                  ------------     -------------       ----------    ------------    ------------
Assets:
Cash and cash equivalents                         $      3,232                         $   22,228                    $     25,460
Accounts receivable, net                                   649                             13,086                          13,735
Intercompany receivables                                 3,095     $       1,756                -    $     (4,851)              -
Other current assets                                                                        1,636                           1,636
                                                  ------------     -------------       ----------    ------------    ------------
  Total current assets                                   6,976             1,756           36,950          (4,851)         40,831

Property and equipment, net                                  -                              3,229                           3,229
Intangible assets, net                                   5,412                          1,102,371                       1,107,783
Other assets                                                                               10,268                          10,268
                                                  ------------     -------------       ----------    ------------    ------------
  Total assets                                    $     12,388           $ 1,756       $1,152,818    $     (4,851)   $  1,162,111
                                                  ============     =============       ==========    ============    ============

Liabilities and total equity:
Accounts payable                                                                       $      231                    $        231
Other current liabilities                         $      3,535                            106,949                         110,484
                                                  ------------     -------------       ----------    ------------    ------------
  Total current liabilities                              3,535                 -          107,180               -         110,715

Long-term debt                                               -                            196,000                         196,000
Other liabilities                                            -                            292,218                         292,218
                                                  ------------     -------------       ----------    ------------    ------------
 Total liabilities                                       3,535                 -          595,398               -         598,933

Minority interest                                            -                                  -    $      1,033           1,033
Total equity (deficit)                                   8,853           $ 1,756          557,420          (5,884)        562,145
                                                  ------------     -------------       ----------    ------------    ------------
  Total liabilities and equity                    $     12,388           $ 1,756       $1,152,818    $     (4,851)   $  1,162,111
                                                  ============     =============       ==========    ============    ============


As of December 31, 2000
Assets:
Cash and cash equivalents                         $      3,775                         $   27,706                    $     31,481
Accounts receivable, net                                   997                             11,352                          12,349
Intercompany receivables                                 2,621           $ 1,240                     $     (3,861)              -
Other current assets                                                                        1,798                           1,798
                                                  ------------     -------------       ----------    ------------    ------------
   Total current assets                                  7,393             1,240           40,856          (3,861)         45,628

Property and equipment, net                                                                 3,783                           3,783
Intangible assets, net                                   5,589                          1,135,770                       1,141,359
Other assets                                                                               10,646                          10,646
Investments in subsidiaries and affiliates                   -                                  -                               -
                                                  ------------     -------------       ----------    ------------    ------------
   Total assets                                   $     12,982           $ 1,240       $1,191,055    $     (3,861)   $  1,201,416
                                                  ============     =============       ==========    ============    ============

Liabilities and total equity:
Current portion of long-term debt                                                      $    1,970                    $      1,970
Accounts payable                                                                              214                             214
Other current liabilities                         $      4,207                             43,000                          47,207
                                                  ------------     -------------       ----------    ------------    ------------
   Total current liabilities                             4,207                 -           45,184               -          49,391

Long-term debt                                                                            270,946                         270,946
Other liabilities                                                                         294,760                         294,760
                                                  ------------     -------------       ----------    ------------    ------------
   Total liabilities                                     4,207                 -          610,890               -         615,097

Minority interest                                                                                    $        911             911
Total equity                                             8,775           $ 1,240          580,165          (4,772)        585,408
                                                  ------------     -------------       ----------    ------------    ------------
    Total liabilities and equity                  $     12,982           $ 1,240       $1,191,055    $     (3,861)   $  1,201,416
                                                  ============     =============       ==========    ============    ============

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2001
(In thousands)
                                                 Guarantor      Non-guarantor
                                               Subsidiaries      Subsidiaries      Golden Sky       Eliminations    Consolidated
                                               ------------     -------------      ----------       ------------    ------------
Total revenue                                  $      7,301     $       3,644      $   46,250                       $     57,195
Total operating expenses                              7,223             3,128          79,825                             90,176
                                               ------------     -------------      ----------       ------------    ------------
   Loss from operations                                  78               516         (33,575)                 -         (32,981)

Interest expense                                          -                             8,096                              8,096
Other expense                                             -                              (348)                              (348)
                                               ------------     -------------      ----------       ------------    ------------
   Loss before income taxes                              78               516         (41,323)                 -         (40,729)

Benefit for income taxes                                  -                           (17,466)                           (17,466)
                                               ------------     -------------      ----------       ------------    ------------

   Net loss                                    $         78     $         516      $  (23,857)      $          -    $    (23,263)
                                               ============     =============      ==========       ============    ============

                            GOLDEN SKY SYSTEMS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


9.  Subsidiary Guarantees (continued)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2001
(In thousands)
                                                         Guarantor      Non-guarantor
                                                       Subsidiaries     Subsidiaries      Golden Sky    Eliminations   Consolidated
                                                       ------------     -------------     ----------    ------------   ------------
Net cash used by operating activities                  $       (543)    $           -     $  (18,528)                  $   (19,071)
                                                       ------------     -------------     ----------    ------------   -----------

Cash flows from financing activities:
   Net proceeds from debt                                                                     (1,970)                       (1,970)
   Other                                                                                      15,020                        15,020
                                                       ------------     -------------     ----------    ------------   -----------
Net cash provided by financing activities                         -                 -         13,050               -        13,050

Net decrease in cash and cash equivalents                      (543)                          (5,478)                       (6,021)
Cash and cash equivalents, beginning of year                  3,775                           27,706                        31,481
                                                       ------------     -------------     ----------    ------------   -----------
Cash and cash equivalents, end of period               $      3,232     $           -     $   22,228    $          -   $    25,460
                                                       ============     =============     ==========    ============   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and related notes herein.

Results of Operations

Comparison of Three Months Ended March 31, 2001 and 2000

         In this section, amounts and changes specified are for the three months ended March 31, 2001 compared to the three months ended March 31, 2000, unless indicated otherwise.

         Revenues increased $13.6 million to $57.2 million. This increase consisted of $10.2 million in DBS services and $3.4 million in lease and other revenues. The increase in DBS services was primarily due to the growth in the number of our subscribers since the end of the first quarter of 2000. During the 12 months ended March 31, 2001 we added 54,500 subscribers through internal growth. At March 31, 2001, we had exclusive DIRECTV distribution rights to 1.9 million households and 399,500 subscribers. Lease and other revenues increased $3.4 million to $3.5 million. The increase is mainly attributable to our assuming the rental arrangements in place with subscribers of a former provider that were converted to our subscribers since March 31, 2000.

         Programming, technical, general and administrative expenses increased $6.1 million to $40.8 million. This increase was principally due to the incremental costs incurred in providing service to an increased subscriber base.

         Marketing and selling expenses increased $7.7 million to $15.3 million. A portion of this increase was due to increased marketing and selling efforts that contributed to the increase in subscribers. A portion of the increase is also due to a concerted effort to minimize these expenses in the first quarter of 2000 in anticipation of the merger of our parent company Golden Sky Holdings with Pegasus Satellite Communications (formerly Pegasus Communications Corporation) that occurred in May 2000.

         Depreciation and amortization increased $24.6 million to $33.9 million, principally due to the amortization on the $1.0 billion increase in our DBS rights assets that we recorded in May 2000 as a result of the merger between Golden Sky Holdings and Pegasus Satellite Communications. The annual and quarterly amortization expense on the increased DBS assets approximates $100.0 and $25.0 million, respectively.

         For the three months ended March 31, 2001, we had an income tax benefit of $17.5 million compared to no income taxes for the prior year period. In the current year period, we were able to apply our deferred income tax assets against an increased amount of deferred income tax liabilities that resulted from the merger of our indirect parent company Golden Sky Holdings and Pegasus Satellite Communications in May 2000, thereby permitting us to recognize the associated deferred income tax benefits in our current year earnings. In the prior year period, we were in a net deferred income tax asset position against which were applied full valuation allowances that negated our recognition of the related deferred income tax benefits.

Liquidity and Capital Resources

         Net cash used by operating activities was $19.1 million for the three months ended March 31, 2001 compared to $15.9 million for the three months ended March 31, 2000. A portion of the increase is due to greater working capital requirements in the current year period associated with a larger subscriber base and increased subscriber acquisition costs than in the prior year period. Approximately $15.0 million of this cash usage was funded by advances from our affiliate Pegasus Satellite Television, which is a subsidiary of Pegasus Satellite Communications like us, and the rest was funded from our cash on hand.

         We have a revolving credit facility with availability of $48.1 million at March 31, 2001. At March 31, 2001, the commitment for the revolving credit facility was permanently reduced as scheduled under the terms of the governing credit agreement by approximately $1.2 million to approximately $113.9 million.

         At March 31, 2001, we were in violation of covenants under the credit agreement with respect to certain operational thresholds. We have requested a waiver of these violations from the participating lenders to the agreement. In exchange for the waiver, we would amend the agreement to permanently reduce the commitment under the revolving facility to $90.0 million. We intend to repay amounts outstanding under the term loan facility and revolving credit facility of the credit agreement by the end of the third quarter 2001. The waiver and amendment are pending approval by the participating lenders.

         As a result of the covenant violations, the amounts outstanding under the credit agreement at March 31, 2001 of $72.0 million became callable by the participating lenders. Consequently, the Company has classified these amounts as current liabilities from non-current liabilities at March 31, 2001.

         On April 27, 2001, Pegasus Satellite offered to exchange its new issue of $195.0 million in principal amount of 12-3/8% senior notes due 2006 for our outstanding $195.0 million in principal amount of Series A and B 12-3/8% senior subordinated notes due 2006. The exchange offer is scheduled to expire in the second quarter of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our primary market risk continues to be changes in interest rates associated with our variable rate debt. Because of a general decline in market interest rates, the variable weighted average interest rates, including applicable margins, on our revolving credit facility and term loan facility decreased to 8.33% and 8.05%, respectively, at March 31, 2001 from 9.90% and 10.26%, respectively, at December 31, 2000.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

DIRECTV/NRTC Litigation:

National Rural Telecommunications Cooperative:

         We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - National Rural Telecommunications Cooperative" set forth under "Item 3: Legal Proceedings" on pages 7 and 8 of the Registrant's Annual Report on Form 10-K filed with the SEC on April 2, 2001, except that we hereby amend the last paragraph of this section by changing the trial date of February 25, 2002 to August 13, 2002.

The Company and Pegasus Satellite Television:

         We hereby incorporate by reference the disclosure relating to "DIRECTV Litigation - Pegasus Satellite Television, Inc. and Golden Sky Systems" set forth under "Item 3: Legal Proceedings" on page 8 of the Registrant's Annual Report on Form 10-K filed with the SEC on April 2, 2001, except as follows:

         We amend the fourth paragraph of this section, which begins "On March 9, 2001...," by adding the following sentence to the end of this paragraph: "Our motion and Pegasus Satellite Television's motion to dismiss the counterclaim was denied on May 8, 2001 and a response from us and Pegasus Satellite Television to the counterclaim is due May 21, 2001."

         The second to last paragraph of this section is amended by changing the trial date of February 25, 2002 to August 13, 2002.

Other Matters
-------------

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

         (b) Reports on Form 8-K

             In a report filed on Form 8-K, filed January 3, 2001, under Item 4 we announced that, on December 26, 2000, our board of directors adopted resolutions dismissing our independent auditors, KPMG LLP, and approving the engagement of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2000. Our decision to change accountants was based upon our desire to adopt the accounting firm of our parent corporation, Pegasus Communications Corporation, and not as a result of any disagreement between our company and KPMG LLP.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Golden Sky Systems, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                           GOLDEN SKY SYSTEMS, INC.

    May 16, 2001           By: /s/ Kasin Smith
-------------------        -------------------
        Date               Kasin Smith

                           Chief Financial Officer, Treasurer and Executive Vice President of Finance and Information Technology (Principal Financial and Accounting Officer)